Form 10KSB
period 1995-03-31
PANATECH RESEARCH & DEVELOPMENT CORP
filed 1995-06-14
CIK 354992

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
/x/ ANNUAL REPORT pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee required).
 For the fiscal year ended March 31, 1995
                           --------------
/ / Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (No fee required)
For the transition period from          to           .
                               --------    ----------
Commission file number: 0-12530
                        -------

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
- - --------------------------------------------------------------------------------
          (Name of Small Business Issuer as specified in its charter)

                    Nevada                          95-3615472
        -------------------------------       ----------------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)       Identification Number)

                  P. O. Box 23160, Albuquerque, NM 87192-1160
             -----------------------------------------------------
             (Address of principal executive offices and zip code)

Issuer's telephone number, with area code (505) 271-2200
                                          --------------
Securities registered under Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock
     Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  X    No
                                                                 ---      ---

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ----

State issuer's revenues for the most recent fiscal year.
                    $10,002,000

As of June 1, 1995, 3,692,300 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing bid price on NASDAQ) held by non-affiliates was approximately $13,200,000.

Documents incorporated by reference:

     Proxy Statement for 1995 Annual Meeting of Shareholders - Items 9, 10, and 11.

                                     PART I

Item 1.  Business

     Panatech Research and Development Corporation ("Panatech" or the "Company") was incorporated in Nevada in 1981. Panatech conducts its business principally through a wholly owned subsidiary, ASM Company, Inc. ("ASM"). ASM, which was acquired by the Company on October 1, 1989, manufactures and sells precision engineered accessories for high pressure, airless paint spraying equipment used by industrial, commercial and residential paint contractors.

     In fiscal 1995 and 1994, Panatech reported net income of $1,122,000 and $757,000, or $.31 and $.21 per share, respectively, on sales of $10,002,000 and $6,972,000, comprising the consolidated operating performance of Panatech and ASM. The Company has $2.9 million in cash, a net worth of $5.4 million, a current ratio of 2.5:1, and debt of $1,050,000.


ASM Company, Inc.

     ASM designs, manufactures, markets, and sells engineered accessories for airless spray equipment. An airless sprayer consists of a pump (the "airless pump") which forces paint, coatings, or other viscous fluids at high pressures (2000 - 6000 psi), through a hand-controlled valve (the "airless spray gun") which incorporates a tungsten carbide nozzle with a specially designed orifice (the "spray tip"). As the fluid is forced through the spray tip, it is dispersed by a pressure gradient into a fan-shaped pattern of fine droplets. The spray patterns and flow rates differ according to the application.

     ASM produces a complete line of airless guns, spray tips, and related accessories. It neither makes nor sells airless pumps. The Company has been particularly prominent in the development of reversing spray tips which can be cleaned quickly without disassembling the gun. The ASM QUICK-CHANGE TIP, MAXI-TIP, and, more recently, the ZIP-TIP have gained wide acceptance in the industry. ASM's spray tips can be used with all models of spray guns made by ASM and its principal competitors. Despite the extreme hardness of the tungsten carbide nozzle, the orifice wears with use, and spray tips must be replaced frequently to control the flow dynamics, and to mitigate the corrosive effects of particulate suspensions under high pressure gradients.

     Other ASM products include the ASM-400, the PRO-5, and the PRO-6 spray guns, the wrenchless HAND-TIGHT assembly system, various extension poles, non-reversible spray tips, and miscellaneous accessories.

     The principal customers for ASM products are equipment distributors, original equipment manufacturers, industrial operators, and warehouse distributors. The products are sold to end-users through over 7,000 paint, hardware, and equipment outlets to commercial painting contractors in North America, Europe, Australia, and the Pacific Rim. Many of the retail outlets are members of national or regional chains, such as the Glidden Company, the Sherwin-Williams Company, and Dunn-Edwards Company. At March 31, 1995, approximately 62% of its accounts receivable was related to three customers, each of which accounted for 15% to 26% of sales (See Note 1 of Notes to Consolidated Financial Statements - Concentration of Credit Risk).

     ASM sales are made against individual purchase orders or volume purchase agreements. The Company generally fills most of its orders within one week of receipt, so therefore its backlog is not a meaningful indicator of future sales.

     The Company's foreign sales represented 15% and 17%, respectively, of 1995 and 1994 sales. Foreign sales are made under specific purchase orders in U. S. dollars. They are made on open account, if insured by the U. S. Ex-Im Bank, or on a prepayment basis, if not insured. All products are manufactured in the United States and there are no overseas inventory locations.

     All ASM products are designed and prototyped in-house. Virtually all manufacturing is performed in-house on a variety of machine tools. Raw materials, such as tungsten carbide, steel, aluminum, brass, and commodity plastics, and certain components made therefrom, are available from many sources. All ASM products are subjected to testing before shipment.

     Although the airless spray industry is a relatively mature market and thus not subject to rapid technological development, ASM conducts research and development projects to improve the quality and ergonomics of its present product line, to develop new products to better serve the customer's functional needs and to achieve cost reductions through innovative product designs and manufacturing techniques.

     ASM owns seventeen US patents covering features of its reversing spray tips and airless spray guns, and several other U.S. patents are pending. In addition, it has three foreign patents on the ZIP-TIP with several more pending. Management believes that the competitive position of ASM relies as well on other significant factors, such as the performance history of its products, its established position in the marketplace, and its manufacturing know-how.

     ASM's major competitors are Graco, Inc. and Titan Tool, Inc., which are the dominant suppliers of airless pumps and accessories to the industry. The principal competitive factors in the industry are product performance and special sales promotions which are made periodically during the year. ASM believes that it competes favorably in both these areas. The Company has a rebate program as a sales incentive, in which customers are given non-refundable rebate certificates based upon total volume of purchases during the fiscal year (See Note 1 of Notes to Consolidated Financial Statements).

     At March 31, 1995, ASM had 128 full-time personnel, consisting of 12 in administration, 8 in sales, and 108 in manufacturing.



Item 2.  Properties

     ASM occupies a 20,000 square foot building in Orange, California. The building is leased under a three-year net lease which expires October 1, 1997 at an annual rent of approximately $108,000.



Item 3.  Legal Proceedings

     Panatech is involved in various legal proceedings in the ordinary course of business. The Company believes that it has sufficient insurance coverage, and that the ultimate outcome of these proceedings will not have a materially adverse effect on its financial condition or operating results. During the year, a wrongful termination lawsuit against ASM Company was settled for an immaterial amount.



Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                    PART  II



Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

     The Common Stock of the Company is traded in the NASDAQ National Market System under the symbol PNTC. The following table shows the high and low closing sale prices of the Company's Common Stock as quoted on NASDAQ for the periods indicated.


               Quarter Ended            High       Low
               -------------            ----       ---
Fiscal 1995    June 30, 1994           3 3/8      2 1/4

               September 30, 1994      3 1/8      1 3/4

               December 31, 1994       2 1/2      1 3/4

               March 31, 1995          3 1/8      1 3/4



Fiscal 1994    June 30, 1993           1 7/8      1 1/4

               September 30, 1993      2          1

               December 31, 1993       2 7/8        3/4

               March 31, 1994          3 1/8      2 1/2



     The Company had approximately 450 record holders of its Common Stock as of June 1, 1995. On April 11, 1995, the Company declared its first cash dividend of $.05 per share which was paid on May 15, 1995 to stockholders of record on April 28, 1995. In its letter to shareholders of that date, the Company indicated that it had commenced a program of semi-annual cash dividends. ASM's bank loan agreement prohibits ASM from paying cash dividends to Panatech, but does not restrict Panatech's ability to pay cash dividends to its shareholders.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

1995 Compared to 1994

     In the fiscal year ended March 31, 1995, ASM Company, Inc. (ASM), the Company's operating subsidiary, had sales of $10,002,000, an increase of $3,030,000, or 43.5%, over the $6,972,000 reported in the previous fiscal year, mainly due to increased unit shipments. Price increases were approximately 3% during the year. Almost 10% of the sales gain was from the Company's spray tip product line, with the balance coming from sales of spray guns and miscellaneous products. Most of the sales gains resulted from increased market penetration with existing products. Approximately 5% of the sales increase resulted from new products such as a new specialized tip. It is anticipated that these new products, together with increased acceptance of existing products, will enable ASM to maintain and increase its market performance. Foreign sales were approximately $1,500,000, or 15% of total sales, an increase of $315,000, or 27%, from the previous year.

     Cost of sales was $4,183,000, or 41.8% of sales, compared to $3,069,000, or 44.0% of sales, in the prior year. The decrease in cost of sales as a percentage of sales was due principally to greater unit shipments in 1995. Labor costs were essentially unchanged, while material costs declined mainly due to more efficient buying resulting from larger quantity purchasing. Gross profit was $5,819,000, 49.1% higher than the $3,903,000 generated in 1994, principally due to the higher sales volume.

     Selling, general, and administrative expenses at ASM were $3,528,000 in 1995 compared to $2,715,000 in 1994, an increase of 29.9%. The increase in expenditures reflected an expansion of sales effort, advertising, and international marketing activities. Interest expense was $117,000 compared to $146,000 last year principally due to the reduced principal balance outstanding on its acquisition-related bank loan which offset higher interest rates.

     ASM's pretax income was $2,190,000, an increase of 108% over 1994 when it had pretax income of $1,055,000. The increase was primarily due to higher sales volume and reduced interest expense.

     The Company's net corporate expenses were $425,000 compared to $409,000 in 1994, an increase of 3.9%. Interest income was $38,000 compared to $30,000 in 1994. Royalty income from the sale of a business in FY 1991 was $218,000 in 1995, including a one-time final payment of $120,000, compared to $84,000 in 1994 (See Note 7 of Notes to Consolidated Financial Statements).

     In 1995, the Company had a consolidated pretax profit of $2,021,000 compared to $760,000 in 1994, an increase of 166%. In 1994, the Company used all of its remaining net operating loss carryforward which reduced the income tax provision to $3,000. In 1995, the Company's pretax earnings were subject to full Federal and state tax and amounted to $899,000, or 44.5% of income. Therefore, net income in 1995 was $1,122,000, or $.31 per share, compared to $757,000, or $.21 per share, last year, an increase of 48.2%. Average shares outstanding were 3,568,000 in 1995 compared to 3,541,000 in 1994.

1994 Compared to 1993

     In the fiscal year ended March 31, 1994, ASM had sales of $6,972,000, an increase of $1,947,000, or 38.7%, over the $5,025,000 reported in the previous fiscal year, mainly due to increased unit shipments. Price increases were approximately 3% during the year. Almost 80% of the sales gain was from the Company's spray tip product line, with the balance coming from sales of spray guns and miscellaneous products. Most of the sales gains resulted from increased market penetration with existing products. Approximately 13% of the sales increase resulted from new products such as a new aluminum tip and a new spray gun. It is anticipated that these new products, together with increased acceptance of existing products, will enable ASM to maintain and increase its market performance. Foreign sales were approximately $1,200,000, or 17% of total sales, an increase of $300,000, or 33%, from the previous year.

     Cost of sales was $3,069,000, or 44.0% of sales, compared to $2,272,000, or 45.2% of sales, in the prior year. The decrease in cost of sales as a percentage of sales was due principally to greater unit shipments in 1994. Labor costs were essentially unchanged, while material costs declined mainly due to more efficient buying resulting from larger quantity purchasing. Gross profit was $3,903,000, 41.7% higher than the $2,753,000 generated in 1993, principally due to the higher sales volume.

     Selling, general, and administrative expenses at ASM were $2,715,000 in 1994 compared to $1,912,000 in 1993, an increase of 41.9%. The increase in expenditures reflected an expansion of sales effort, advertising, and international marketing activities. Interest expense was $146,000 compared to $189,000 last year principally due to the reduced principal balance outstanding on its acquisition-related bank loan.

     ASM's pretax income was $1,055,000, an increase of 57.5% over 1993 when it had pretax income of $670,000. The increase was primarily due to higher sales volume and reduced interest expense.

     The Company's net corporate expenses were $409,000 compared to $367,000 in 1993, an increase of 11.4%, principally due to higher professional and legal expenses this year. Professional expenses mainly involved consulting to assist the Company in exploring new business opportunities and legal expenses resulting principally from charges relating to settlement of a dispute in connection with a 1989 divestiture. Interest and other income at the corporate level was $114,000 compared to $62,000 in 1993, due mainly to an increase in royalty payments from the sale of a business in FY 1991 (See Note 7 of Notes to Consolidated Financial Statements).

     In 1994, the Company had a consolidated pretax profit of $760,000 compared to $365,000 in 1993. Net income was $757,000, or $.21 per share, this year compared to $326,000, or $.09 per share, last year. Average shares outstanding were 3,541,000 in 1994 compared to 3,597,000 in 1993.


Liquidity and Capital Resources

     The Company had, at March 31, 1995, cash and cash equivalents of $2,902,000, working capital of $3,782,000 and total debt of $1,050,000.
Capital equipment requirements are not material. Management believes that its resources are sufficient to finance its operations for at least the next twelve months. On April 11, 1995, the Company declared a cash dividend of $.05 per share, which is the first of a program of semi-annual cash dividends. The annual dividend requirements are presently approximately $369,000.

     Under a Credit Agreement with the Bank of America, NT&SA, in October 1989, ASM borrowed $4,000,000 to finance the acquisition of ASM's business and assets. At March 31, 1995, the balance outstanding on the loan was $1,050,000. The principal is payable in semi-annual installments over seven years and is secured by substantially all of ASM's assets. In addition to the semi-annual payments, ASM is required to make mandatory pre-payments equal to its "Excess

Cash Flow" (as defined in the Agreement) up to a maximum of $200,000 per year, and in the amount of the proceeds from any sales of assets outside of the ordinary course of business or from the issuance of debt or equity securities. ASM is required to make a mandatory pre-payment of $200,000 in fiscal 1996 based upon fiscal 1995 results. The loan agreement provides for restrictions with respect to payment of dividends by ASM to the Company, and requires maintenance of certain financial ratios. At March 31, 1995, ASM was not in violation of any covenants of this agreement.

     The Company has outstanding 873,700 Class B Warrants. Each Warrant is exercisable for one share of Common Stock at $5.00 per share. The Company's Board of Directors extended the expiration date of the Warrants from June 30, 1995 to June 30, 1996.


Item 7.  Financial Statements

     The Consolidated Financial Statements of Panatech appear in this Report beginning at Page 15.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.




                                   PART III


Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16 (a) of the Exchange Act

     The required information is hereby incorporated by reference to the sections entitled "Election of Directors", "Executive Officers", and "Ownership of Common Stock" of the Company's proxy statement for the 1995 Annual Meeting of Shareholders.

Item 10.  Executive Compensation

     The required information is hereby incorporated by reference to the sections entitled "Executive Compensation" and "Election of Directors - Directors' Compensation" of the Company's proxy statement for the 1995 Annual Meeting of Shareholders.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The required information is hereby incorporated by reference to the section entitled "Ownership of Common Stock" of the Company's proxy statement for the 1995 Annual Meeting of Shareholders.


Item 12.  Certain Relationships and Related Transactions

     None.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits [Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*)].

  3.1 Articles of Incorporation as amended(1)

  3.2 Bylaws (2)

  4.1 Warrant Agreement dated March 17, 1983 between the Company and U.S. Stock Transfer Corporation (3)

  4.2 Forms of Certificates for Common Stock and Class B Warrants (3)

 10.1 Credit Agreement dated October 30, 1989 between Bank of America and ASM Acquisition Corporation, and related Security Agreements, Subordination Agreements and Pledge Agreement with Registrant (4)

 10.2 Form of Stock Option Certificate for non-qualified stock options (5)

 10.3* Employment Agreement between Panatech Research and Development Corporation and Arthur J. Rosenberg dated March 3, 1994

 10.4* Employment Agreement between ASM Company and Robert J. Perret, Jr., dated March 3, 1994

 10.5* Consulting Agreement between Panatech Research & Development Corporation and Paul B. Rosenberg dated September 11, 1992 (6)

 10.7* 1993 Stock Option Plan (7)

 21 Subsidiaries (6)

 23 Consent of Arthur Andersen LLP

 27 Financial Data Schedule

- - -----------------

     (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1987.

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1989.

     (3) Incorporated by reference to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 2- 73658) filed March 16, 1983.

     (4) Incorporated by reference to the Company Current Report on Form 8-K dated October 5, 1989.

     (5) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-33408) filed on April 6, 1990.

     (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1993.

     (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1994.



(b)  Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Albuquerque, State of New Mexico, on the ninth day of June, 1995.

                         PANATECH RESEARCH AND DEVELOPMENT CORPORATION



                                    By:  /s/ Arthur J. Rosenberg
                                        ----------------------------------------
                                        Arthur J. Rosenberg, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



/s/ Arthur J. Rosenberg          President, Treasurer,
- - -----------------------             and Director                       6/9/95
Arthur J. Rosenberg            (Principal Executive and
                                   Financial Officer)

/s/ Joseph Elmaleh
- - -----------------------          Director                              6/9/95
Joseph Elmaleh

/s/Paul B. Rosenberg
- - -----------------------          Director and Principal
Paul B. Rosenberg                Accounting Officer                    6/9/95

/s/ James T. Stamas
- - -----------------------          Director                              6/9/95
James T. Stamas

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





The Board of Directors and Shareholders
 of Panatech Research and Development Corporation

     We have audited the accompanying consolidated balance sheet of Panatech Research and Development Corporation and Subsidiary as of March 31, 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panatech Research and Development Corporation and Subsidiary as of March 31, 1995, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.




                                       ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
May 23, 1995

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1995

      ASSETS                                              Notes
                                                          -----
Current Assets
   Cash and cash equivalents                                         $ 2,902,000
   Receivables, net of allowance for
    doubtful accounts of $98,000                                       2,343,000
   Inventories                                               2           887,000
   Prepaid expenses                                                      125,000
   Deferred income tax asset                                 6           126,000
                                                                     -----------
          Total current assets                                         6,383,000

Property, plant and equipment, net                           3           525,000
Covenants not to compete, net of
  amortization of $1,179,000                                             321,000
Cost of purchased business in excess of net assets
  acquired, net of amortization of $119,000                              969,000
Other assets                                                             144,000
                                                                     -----------
          Total assets                                               $ 8,342,000
                                                                     ===========
      LIABILITIES
Current liabilities
   Current portion of long-term debt                         4       $   750,000
   Accounts payable                                                      113,000
   Income taxes payable                                      6           796,000
   Accrued payroll and benefits                                          621,000
   Other accrued expenses                                                321,000
                                                                     -----------
          Total current liabilities                                    2,601,000
Long term debt, less current portion                         4           300,000
                                                                     -----------
          Total liabilities                                            2,901,000
Commitments and contingencies                                7
      SHAREHOLDERS' EQUITY                                   5
Common Stock, par value $.01 per share -
   authorized 20,000,000 shares, issued
   and outstanding 3,692,000                                              37,000
Additional paid in capital                                             7,771,000
Accumulated deficit                                                   (2,367,000)
                                                                     -----------
          Total shareholders' equity                                   5,441,000
                                                                     -----------
Total liabilities and shareholders' equity                           $ 8,342,000
                                                                     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                  For the Years Ended March 31, 1995 and 1994

                        (000's except per share values)

                                        Notes        1995          1994
                                        -----        ----          ----
Sales                                               $10,002       $6,972
Cost of Sales                                         4,183        3,069
                                                    -------       ------
Gross Profit                                          5,819        3,903
Selling, general and
  administrative expenses                             3,687        2,835
Amortization of intangibles                             266          289
                                                    -------       ------
Operating Income                                      1,866          779
Other income (expense)
  Interest income                                        78           49
  Interest expense                                     (141)        (152)
  Royalty income                                        218           84
                                                    -------       ------
Income before income taxes                            2,021          760
Income tax provision                       6           (899)          (3)
                                                    -------       ------
Net Income                                          $ 1,122       $  757
                                                    =======       ======
Income per common share                             $   .31       $  .21
                                                    =======       ======
Weighted average shares outstanding                   3,568        3,541
                                                    =======       ======





The accompanying notes are an integral part of these consolidated financial statements.

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  For the Years Ended March 31, 1995 and 1994

                                    (000's)

                                 COMMON STOCK         ADDIT-                        TOTAL
                                $.01 Par Value        IONAL         ACCUMU-         SHARE-
                                --------------       PAID-IN         LATED         HOLDERS'
                                Shares    Amt        CAPITAL        DEFICIT         EQUITY
                                -----     ---        -------        -------        --------
Balance, March 31, 1993         3,540     $35        $7,532         ($4,246)        $3,321

Repurchase and cancell-
  ation of common stock            (2)      -            (5)              -             (5)
Exercise of
  stock options                     7       -            13               -             13
Net income                          -       -             -             757            757
                                -----     ---        ------         -------         ------
Balance, March 31, 1994         3,545      35        $7,540         ($3,489)        $4,086

Repurchase and cancell-
  ation of common stock           (11)      -           (25)              -            (25)
Exercise of
  stock options                   158       2           256               -            258
Net income                          -       -             -           1,122          1,122
                                -----     ---        ------         -------         ------

Balance, March 31, 1995         3,692     $37        $7,771         ($2,367)        $5,441
                                =====     ===        ======         =======         ======




The accompanying notes are an integral part of these consolidated financial statements.

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  For the Years Ended March 31, 1995 and 1994

                                    (000's)

                                                        1995          1994
                                                        ----          ----
Cash from operations
  Net income                                          $ 1,122       $  757
  Adjustments to reconcile net income to
    net cash provided by operations -
     Provision for uncollectible accounts                  98            9
     Amortization                                         266          289
     Depreciation                                         133          111
  Changes in current assets and liabilities
    (Increase) in receivables                          (1,082)        (279)
    (Increase) in inventories                            (178)        (130)
    Decrease in prepaid expenses                          122          148
    (Increase) in deferred tax asset                      (88)         (38)
    Increase (decrease) in accounts payable
      and other accrued expenses                          (57)         404
    Increase in income taxes payable                      671           61
  (Increase) in other assets                              (35)         (34)
                                                      -------       ------
Net cash provided by operations                           972        1,298
Cash flow from investing activities
  Capital expenditures                                   (198)        (146)

Cash flow from financing activities
  Payment of note payable                                (750)        (550)
  Exercise of stock options                               258           13
  Purchase and cancellation of common stock               (25)          (5)
                                                      -------       ------
      Cash used by financing activities                  (517)        (542)

Net increase in cash                                      257          610
Beginning balance, cash and cash equivalents            2,645        2,035
                                                      -------       ------
Ending balance - cash and cash equivalents            $ 2,902       $2,645
                                                      =======       ======
Supplemental information
  Interest paid                                       $   116       $  146
  Taxes paid, net of refunds received                 $   285       $  (56)
                                                      =======       ======


The accompanying notes are an integral part of these consolidated financial statements.

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

     Principles of Consolidation
          The consolidated financial statements include the accounts of Panatech Research and Development Corporation ("Panatech" or the "Company") and
its wholly-owned subsidiary, ASM Company, Inc. ("ASM").   All material
intercompany balances and transactions have been eliminated in consolidation.

     Cash Equivalents
          Cash equivalents are carried at cost, which approximates market value. Highly liquid money market and debt instruments are considered to be cash equivalents when purchased with an original maturity of 90 days or less.

     Inventories
          Inventories are carried at the lower of cost or market value on an average cost basis.

     Property, Plant and Equipment
          Property, plant and equipment are stated at cost. Additions and major improvements are capitalized, and repairs, maintenance, and minor improvements are charged to expense as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are credited or charged to income. Depreciation is computed primarily using the straight line method over the following useful lives:

                                                Years
                                                -----
          Leasehold improvements             Life of lease
          Vehicles                                4
          Office furniture and equipment        3 - 7
          Machinery and equipment               5 - 10

     Amortization
          The Company amortizes covenants not-to-compete over seven years, the life of the covenant, and cost of purchased business in excess of net assets acquired over forty years. These assets were valued at estimated fair value at date of acquisition, and are amortized on a straight line basis. At each quarter end, management

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1.  Summary of Significant Accounting Policies, (continued:)

     Amortization (continued)
assesses the performance, growth and market and competitive outlook of the business acquired to determine if there has been any permanent impairment. As a result of this assessment, management has determined that the recorded value of these assets is not impaired.

     Revenue Recognition and Customer Rebates
           The Company recognizes revenue upon delivery of goods and accrues sales rebates based on current sales. The sales rebates are applied to customers' sales in the following calendar year.

     Concentration of Credit Risk
           The Company sells its products to customers throughout the United States (85% of fiscal 1995 sales) and foreign customers (15% of fiscal 1995 sales). Over the past three years, the Company's uncollectible accounts have been less than 0.3% of sales and the Company has no reason to believe that its receivables will not be collected in the normal course of business. Sales are typically on credit terms of sixty days. At March 31, 1995, approximately 62% of its accounts receivable was related to three customers, all of whom have historically had good payment records, are of substantial size and financial strength and of good reputation. During the year ended March 31, 1995, sales to each of the Company's three largest customers were between 15-26% of total sales.

           The Company maintains excess cash balances in money market and cash accounts with several major financial institutions, and has not experienced any losses on its money market and cash investments.

     Income Taxes
           The Company adopted, in fiscal 1994, the method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards
(SFAS) No. 109, which supersedes SFAS 96.

           Under the provisions of SFAS No. 109 (and SFAS 96), the financial statements reflect the current and deferred tax consequences of all events recognized in the financial statements or tax returns.

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

1.  Summary of Significant Accounting Policies, (continued:)

     Income Per Share
           Income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. No effect is given to common stock equivalents since their inclusion would have an immaterial or antidilutive impact.

     Reclassifications
           Certain amounts in the prior years' financial statements have been reclassified to conform to the 1995 presentation.


2.  Inventories

      The components of inventories at March 31, 1995 are as follows:

     Raw materials                               $719,000
     Work in process                               63,000
     Finished goods                               105,000
                                                 --------
         Total                                   $887,000


3.  Property, Plant and Equipment

      Property, plant and equipment consist of the following at March 31, 1995:

     Leasehold improvements                    $   10,000
     Machinery and equipment                      752,000
     Office furniture & equipment                 233,000
     Vehicles                                      82,000
                                               ----------
                                               $1,077,000
           Less: Accumulated depreciation        (552,000)
                                               ----------
       Property, plant and equipment, net      $  525,000

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

4.  Long-Term Debt

     Long-term notes payable consist of the following as of March 31, 1995:

 ASM note payable, bearing interest at
   the bank reference, or prime, rate plus
   1 1/4% (10 1/4% at March 31, 1995),
   due in October 1996.  Principal
   payable in semi-annual installments
   ranging from $150,000 to $275,000, plus
   excess cash flow as defined in the credit
   agreement, interest payable quarterly.
   Common stock of ASM, receivables, invent-
   ory, fixed assets, and patents have been
   pledged as collateral.                       $1,050,000
          Less: current portion                   (750,000)
                                                ----------
                                                $  300,000

     ASM's debt agreement provides that it comply with certain covenants, the most restrictive being those with respect to the payment of dividends and compliance with certain ratios. In fiscal 1996, in accordance with the terms of the debt agreement, ASM is required to make a mandatory prepayment of principal of $200,000 based on fiscal 1995 cash flow. This amount is included in the current portion of long-term debt. A similar prepayment of $200,000 was made in fiscal 1995.

     Aggregate maturities of long-term debt are as follows: year ended March 31, 1996 - $750,000 and March 31, 1997 - $300,000.


5.  Capital Stock

     At March 31, 1995, there were Class B warrants outstanding for the purchase of 873,700 shares of the Company's common stock at $5.00 per share. The warrants expire on June 30, 1996.

     On August 16, 1993, the Company's shareholders approved the 1993 Stock Option Plan which authorizes the granting of incentive and non-qualified options to purchase up to 400,000 shares of the Company's common stock to employees,

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

5.  Capital Stock (continued):

directors, and consultants. The Plan provides that the option price for incentive options shall not be less than fair market value on the date of the grant. The option price for non- qualified options is determined by the Board of Directors on the date of grant.

         The Company also has options outstanding under its 1983 Option Plan, as amended. No further options may be granted under the 1983 Plan.

         Option transactions under the 1983 and 1993 Option plans for the two years ended March 31, 1995 were as follows:

                                                Shares
                                             under option       Price range
                                             ------------       -----------
Outstanding at March 31, 1993                  225,000         $.375-$1.50
 1994 Activity
  Granted                                       76,000         $1.75-$2.625
  Exercised - 1983 Plan                         (7,000)           $1.50
  Exercised - 1993 Plan                             -
                                              --------         ------------
Outstanding at March 31, 1994                  294,000         $.375-$2.625
 1995 Activity
  Granted                                       76,500            $2.00
  Canceled                                      (5,000)           $2.625
  Exercised - 1983 Plan                       (158,000)        $.375-$1.50
  Exercised - 1993 Plan                             -
                                              --------         ------------
Outstanding at March 31, 1995                  207,500         $.375-$2.625

Exercisable at March 31, 1995                   57,750         $.375-$2.625

Available for future grant at March 31, 1995                      252,500

         In fiscal 1995 and 1994, the Company repurchased in the open market and retired 10,600 and 2,500 shares of its common stock for $25,000 and $5,000, respectively.

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.  Income Taxes

     During fiscal 1994, the Company adopted Statement of Financial Accounting Standard No. 109 (SFAS 109), "Accounting for Income Taxes" retroactive to April 1, 1993. Prior to 1994, the Company accounted for income taxes following the provisions of Financial Accounting Standard No. 96 (SFAS 96). SFAS 109 required a change from the deferred method to the asset and liability method of accounting for income taxes. At April 1, 1993, the Company determined there was no cumulative effect of adoption of SFAS 109 as no net asset or liability would have previously been recorded in prior years under either accounting method.

     The provision (benefit) for income taxes consists of the following for the fiscal years ended March 31:

                                        1995                  1994
                                        ----                  ----
Current:
     Federal                          $ 766,000             $ 141,000
     State                              221,000                 6,000
                                      ---------             ---------
                                        987,000               147,000
Deferred
     Federal                           (128,000)               96,000
     State                              (55,000)               29,000
                                      ---------             ---------
                                       (183,000)              125,000
Adjustment to valuation
  allowance                              95,000              (269,000)
                                      ---------             ---------
     Total                            $ 899,000             $   3,000
                                      =========             =========

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.  Income Taxes (continued):

     The provision for income taxes is reconciled with the Federal statutory rate for the years ended March 31, as follows:

                                                1995                          1994
                                             ----------                    ----------
                                                      Tax                           Tax
                                          Tax         Rate              Tax         Rate
                                          ---         ----              ---         ----
Provision computed at federal
  statutory rate                      $687,000        34%          $ 258,000        34%
  State taxes, net of federal
  tax benefit                          140,000         7%              4,000         1%
Amortization of goodwill                10,000         -              10,000         1%
Adjustment of beginning of year
  valuation allowance                   95,000         5%           (269,000)      (35%)
Other, net                             (33,000)       (2%)                -          -
                                      --------        ---          ---------       ----
                                      $899,000        44%          $   3,000         1%
                                      ========        ===          ---------       ====


     Components of the net deferred income tax asset at March 31, are as follows:

                                                   1995              1994
                                                   ----              ----
Deferred income tax assets:
  Deferred compensation, bonus,
     and vacation liability                      $207,000         $137,000
  Liability reserves for
     warranties and rebates                        29,000           32,000
  Deferred acquisition cost                        16,000           41,000
  Inventory capitalization and reserve             58,000           40,000
  Bad debt reserves                                39,000            9,000
  Capital loss carryforward                       436,000          401,000
                                                 --------         --------
          Total                                   785,000          660,000

Deferred income tax liabilities:
  Prepaid fees                                        -            (60,000)
  Depreciation and amortization                   (43,000)         (41,000)
                                                 --------         --------
          Total                                   (43,000)        (101,000)

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.  Income Taxes (continued):

Net deferred tax asset before
   valuation allowance                  742,000       559,000

Valuation allowance                    (616,000)     (521,000)
                                      ---------     ---------
Net deferred income tax asset         $ 126,000     $  38,000
                                      =========     =========


     The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings, the Company's liquidity, and equity positions. Deferred tax assets can only be realized to the extent the Company generates taxable income in future periods.



7.  Commitments and Contingencies

     ASM leases a facility under a renewable operating lease. At March 31, 1995, future minimum rental payments are as follows: years ended March 31, 1996 and 1997 - $108,000; March 31, 1998 - $54,000.

     Rental expense charged to operations for the years ended March 31, 1995 and 1994 was $115,000 and $124,000, respectively.

     On March 3, 1994, the Company entered into an extension to a previous five year Employment Agreement with Arthur J. Rosenberg which would have expired on August 31, 1995. Under the new Agreement, the Company agreed to employ Dr. Rosenberg as its President from April 1, 1994, through March 31, 1997, at a base annual salary of not less than $160,000. In addition to said salary, Dr. Rosenberg receives ordinary and customary employee fringe benefits, the use of an automobile paid for by the Company, and deferred compensation equal to at least 30% but not more than 50%, of his annual salary, the exact amount to be determined by the Board of Directors. The salary and fringe benefit provisions are unchanged from the previous Employment Agreement.

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

7. Commitments and Contingencies, (continued):


     The Employment Agreement also provides certain disability income for Dr. Rosenberg should he be unable to perform his duties due to illness or injury. Pursuant to the Employment Agreement, the Company also maintains in force and pays for a universal life insurance policy on Dr. Rosenberg's life in the face amount of $1,000,000, the cash surrender value of which, presently $144,000, remains the property of the Company. The Employment Agreement may be terminated at any time for Good Cause as defined therein and is subject to customary provisions.

     ASM had an agreement with Dean Warner, former shareholder and chief executive officer of ASM's predecessor, pursuant to which Mr. Warner provided consulting services. Under this agreement which expired on September 30, 1994, ASM paid Mr. Warner $71,000 and $142,000 in fiscal years 1995 and 1994, respectively. No further amounts are payable to Mr. Warner under the agreement. In addition, Mr. Warner was entitled to an annual bonus in an amount equal to one-third of the amount by which ASM's operating income, as adjusted for certain items, exceeded $1,500,000 in each of the years ended March 31, 1991 through 1994, and the twelve-month period consisting of October 1, 1989 - March 31, 1990 and April 1 - September 30, 1994. For the years ended March 31, 1995 and 1994, ASM accrued bonuses under this agreement of $296,000 and $239,000, respectively.

     Effective March 31, 1991, the Company sold its former electronic interconnect subsidiary, AIDCO, Inc., to a group of private investors. As part of the purchase price, the investors agreed to pay the Company a royalty of 1.5% of sales on a monthly basis for a period of five years. At the time of the sale, the Company recorded a receivable of $101,000 for future royalty income. This amount was exceeded during fiscal year 1993, and in the years ended March 31, 1995 and 1994, the Company received and recorded $218,000 and $84,000 of royalty income, respectively. The royalty agreement was set to expire on June 30, 1996. Under the terms of the agreement, the investors elected, effective November 1, 1994, to make a one-time settlement equal to the sum of $6,000 times the number of months left under the

                 PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

7.     Commitments and Contingencies, (continued):

agreement, which at that date, was twenty. A final payment of $120,000 is included in the amount shown above as received in the fiscal year ended March 31, 1995.

     The Company is involved in various legal proceedings in the ordinary course of business, but believes that it has sufficient insurance coverage, and that the ultimate outcome of these proceedings will not have a material adverse effect on its financial condition, results of operations, or liquidity.



8.  Subsequent event

     On April 11, 1995, the Board of Directors declared a cash dividend of $.05 per share payable on May 15, 1995 to stockholders of record on April 28, 1995. This is the Company's first such dividend in a program of semiannual cash dividends.

                                 EXHIBIT INDEX


(a) Exhibits [Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*)].

  3.1 Articles of Incorporation as amended(1)

  3.2 Bylaws (2)

  4.1 Warrant Agreement dated March 17, 1983 between the Company and U.S. Stock Transfer Corporation (3)

  4.2 Forms of Certificates for Common Stock and Class B Warrants (3)

 10.1 Credit Agreement dated October 30, 1989 between Bank of America and ASM Acquisition Corporation, and related Security Agreements, Subordination Agreements and Pledge Agreement with Registrant (4)

 10.2 Form of Stock Option Certificate for non-qualified stock options (5)

 10.3* Employment Agreement between Panatech Research and Development Corporation and Arthur J. Rosenberg dated March 3, 1994

 10.4* Employment Agreement between ASM Company and Robert J. Perret, Jr., dated March 3, 1994

 10.5* Consulting Agreement between Panatech Research & Development Corporation and Paul B. Rosenberg dated September 11, 1992 (6)

 10.7* 1993 Stock Option Plan (7)

 21 Subsidiaries (6)

 23 Consent of Arthur Andersen LLP

 27 Financial Data Schedule

- - -----------------

    (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1987.

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1989.

     (3) Incorporated by reference to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1 (No. 2- 73658) filed March 16, 1983.

     (4) Incorporated by reference to the Company Current Report on Form 8-K dated October 5, 1989.

     (5) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-33408) filed on April 6, 1990.

     (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1993.

     (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1994.