Form 10QSB
period 1995-06-30
PANATECH RESEARCH & DEVELOPMENT CORP
filed 1995-08-10
CIK 354992

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                          FORM 10-QSB

/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

/   /   TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________


Commission File Number 0-12530
                       -------

      PANATECH RESEARCH AND DEVELOPMENT CORPORATION
  (Exact name of registrant as specified in its charter)


         Nevada                              95-3615472
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)       Identification Number)

        P. O. Box 23160 Albuquerque, NM 87192-1160
   (Address of principal executive offices and zip code)

                       (505) 271-2200
    (Registrant's telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                               ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                 Outstanding at August 2, 1995
-------------------            -----------------------------
Common stock, $ .01 par value               3,692,300

       PANATECH RESEARCH AND DEVELOPMENT CORPORATION

              PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets

                        ASSETS

                                     June 30,     March 31,
                                       1995          1995
                                  ----------    ----------
                                 (unaudited)       (derived
                                               from audited
                                                 statements)
Current assets
  Cash and cash equivalents      $ 2,477,000   $ 2,902,000
  Accounts receivable, less
    allowances of $124,000 at
    6/30/95 and $98,000 at 3/31/95 2,772,000     2,343,000
   Inventories:
       Raw materials and supplies    673,000       719,000
       Work-in-process                66,000        63,000
       Finished goods                102,000       105,000
                                   ---------     ---------
                                     841,000       887,000
                                   ---------     ---------
Prepaid expenses                     118,000       125,000
Deferred income tax asset            126,000       126,000
                                   ---------     ---------
  Total current assets             6,334,000     6,383,000

Property, plant and equipment,
  at cost                          1,158,000     1,077,000

  Less: Accumulated depreciation
         and amortization           (588,000)     (552,000)
                                     -------       -------
  Net property, plant and equipment  570,000       525,000

Covenants not to compete, net        268,000       321,000
Cost of purchased business in excess
  of net assets acquired, net        961,000       969,000
Other assets                         159,000       144,000
                                   ---------     ---------
                                $  8,292,000   $ 8,342,000
                                   =========     =========

The accompanying notes are an integral part of these financial statements.

        PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                Consolidated Balance Sheets

            LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                      June 30,   March 31,
                                         1995        1995
                                    -----------   --------
                                    (unaudited)    (derived
                                               from audited
                                                 statements)
Current liabilities
   Notes payable, current portion   $  775,000   $  750,000
   Accounts payable                    180,000      113,000
   Accrued payroll and benefits        634,000      621,000
   Accrued expenses                    554,000      321,000
   Income taxes payable                363,000      796,000
                                     ---------    ---------
     Total current liabilities       2,506,000    2,601,000
                                     ---------    ---------

Notes payable, net of current portion       -       300,000
                                     ---------    ---------

Stockholders' investment

   Common stock, par value $.01 per share -
     Authorized - 20,000,000 shares
     Outstanding - 3,692,300 shares
       at 6/30/95  and 3/31/95          37,000       37,000
   Premium paid in on common stock   7,771,000    7,771,000
   Accumulated deficit             ( 2,022,000) ( 2,367,000)
                                    ---------    ----------
       Total stockholders'
          investment                 5,786,000    5,441,000
                                     ---------    ---------
                                  $  8,292,000  $ 8,342,000
                                     =========    =========




The accompanying notes are an integral part of these financial statements.

      PANATECH RESEARCH AND DEVELOPMENT CORPORATION

        Consolidated Statement of Income - (Note 1)

                    (Unaudited)

                                        Three Months Ended
                                              June 30
                                        ------------------
                                         1995         1994
                                         ----         ----
Net sales                          $ 3,255,000  $ 2,467,000

Costs and expenses -
   Cost of sales                     1,305,000    1,185,000
   Selling, general, and
     administrative                    966,000      906,000
   Amortization                         61,000       72,000
                                     ---------    ---------
                                     2,332,000    2,163,000
                                     ---------    ---------
Operating income                       923,000      304,000

Other income (expense):
    Interest income                     29,000       17,000
    Interest expense                  ( 30,000)    ( 34,000)
    Other income                            -        38,000
                                       --------     --------
Income before income taxes             922,000      325,000

Income tax provision                  (391,000)    (148,000)
                                       -------     --------
Net income                           $ 531,000    $ 177,000
                                       =======      =======

Net income per common share	       $   .14      $   .05
                                           ===          ===

Average shares outstanding            3,819,000   3,545,000
                                      =========   =========





The accompanying notes are an integral part of these financial statements.

          PANATECH RESEARCH AND DEVELOPMENT CORPORATION
             Consolidated Statement of Cash Flows
                         (Unaudited)

                                        Three months ended
                                              June 30,
                                         -----------------
                                         1995         1994
Cash from operations:
  Net income                        $  531,000   $  177,000
  Adjustments to reconcile net income
   to net cash from operations
    Amortization                        61,000       73,000
    Depreciation                        36,000       32,000
  Changes in current assets
   and liabilities
    (Increase) in receivables        ( 429,000)   ( 557,000)
     Decrease in inventories            46,000      198,000
     Decrease in prepaid expenses        7,000       77,000
     Increase in accounts payable
       and other accrued expenses      312,000       85,000
     Increase (decrease) in
       income taxes payable          ( 433,000)      13,000
  Increase in other assets           (  15,000)   (  18,000)
                                       -------      -------
Net cash provided by operations        116,000       80,000

Cash flow from investing activities
   Capital expenditures              (  81,000)   (  46,000)
Cash flow from financing activities
   Payment of notes payable          ( 275,000)   ( 475,000)
   Cash dividends paid               ( 185,000)          -
                                      --------      -------
      Cash used by financing
        activities                   ( 460,000)   ( 475,000)
                                       -------      -------
Net decrease in cash                 ( 425,000)   ( 441,000)
Beginning balance                    2,902,000    2,645,000
                                     ---------    ---------
Ending balance                     $ 2,477,000   $2,204,000
                                     =========    =========
Supplemental information
  Cash paid during the periods for:
    Interest                       $    23,000    $  33,000
    Taxes                          $   825,000           -
                                       =======       ======

The accompanying notes are an integral part of these financial statements.

        PANATECH RESEARCH AND DEVELOPMENT CORPORATION

          Notes to Consolidated Financial Statements

                         (Unaudited)


(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Panatech as of June 30 and March 31, 1995 and the results of operations and cash flows for the three months ended June 30, 1995 and 1994.

     The accounting policies followed by Panatech are set forth in Note 1 to the financial statements in the 1995
Panatech Annual Report filed on Form 10-KSB.

     The results of operations for the three-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividend

	On April 11, 1995, the Board of Directors voted the
Company's first cash dividend of $.05 per share which was paid on May 15, 1995 to shareholders of record on April 28, 1995.

          PANATECH RESEARCH AND DEVELOPMENT CORPORATION

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Financial Condition

     Panatech's resources, in the opinion of management, are adequate for projected operations and capital spending programs, and the continuation of semi-annual cash dividends which are presently at a rate of approximately $369,000 per year.

Results of Operations

     For the three months ended June 30, 1995, the Company had sales of $3,255,000, an increase of $788,000, or 32%, from the same quarter a year ago, reflecting increased demand for ASM products. Gross profit was 59.9% of sales compared to 51.9% of sales in last year's first quarter.
The increase in gross profit was largely due to the greater volume enabling overhead costs to be spread over greater production. Selling, general, and administrative expenses were $966,000, or 29.7% of sales, compared to $906,000, or 36.7% of sales last year, with the lower percentage primarily due to the significantly higher sales volume.
Operating income was $923,000 compared to $304,000 in the year-earlier quarter, mainly due to the additional gross profit generated by higher sales.

     Interest income was $29,000 compared to $17,000 last year principally due to higher interest rates available in the money markets. Interest expense was $30,000 compared to $34,000 in last year's first quarter mainly due to a reduction in long-term debt. Last year, other income represented a $38,000 royalty payment resulting from a 1991 divestiture. The royalty payments were completed in March 1995.

     Income before income taxes rose from $325,000 to $922,000. Provision for income taxes was $391,000 compared to $148,000 last year. Therefore, net income was $531,000, or $.14 per share compared to $177,000, or $.05 per share, last year. In 1995, average shares outstanding were 3,819,000 shares compared to 3,545,000 last year, with the increase due to the exercise of stock options and the potential dilutive effect of outstanding options.

       PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                 PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

     On April 10, 1995, the Company's wholly owned operating subsidiary, ASM Company, Inc. ("ASM") filed a complaint against Titan Tool, Inc. ("Titan"), in the United States District Court for the Central District of California, alleging that a new product recently introduced by Titan infringes certain patents which are owned by ASM, and which are used in a major ASM product line. On June 2, 1995, Titan filed an answer to said complaint in which Titan denied ASM's allegations of patent infringement and asserted defensive claims including the invalidity of the patents. Titan also alleged counterclaims against ASM, and demanded unspecified damages. ASM has liability insurance coverage with respect to such claims, and believes that any liability and a majority of the defense costs incurred by it as a result of Titan's counterclaims will be covered and paid by its insurance carrier.

Item 6. Exhibits and Reports on Form 8-K

    (a)   Exhibits filed with this report.
            27  Financial Data Schedule (EDGAR filing only)

    (b)   Reports on Form 8-K

            There were no reports on Form 8-K during the quarter for which this report is filed.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                             by:   /s/ Arthur J. Rosenberg
                                 ---------------------------
Date: August 10, 1995               Arthur J. Rosenberg
                               President and Chief Financial
                                         Officer