Form 10QSB/A
period 1995-06-30
PANATECH RESEARCH & DEVELOPMENT CORP
filed 1995-08-11
CIK 354992

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

                       (505) 271-2200
    (Registrant's telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                               ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                 Outstanding at August 2, 1995
- -------------------            -----------------------------
Common stock, $ .01 par value               3,692,300

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