Form 10QSB
period 1995-09-30
PANATECH RESEARCH & DEVELOPMENT CORP
filed 1995-11-14
CIK 354992

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                          FORM 10-QSB

/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

/   /   TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-12530
                       -------

        PANATECH RESEARCH AND DEVELOPMENT CORPORATION
        ----------------------------------------------
    (Exact name of registrant as specified in its charter)

         Nevada                                95-3615472
     --------------                          --------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification Number)

          P. O. Box 23160 Albuquerque, NM 87192-1160
    ----------------------------------------------------
   (Address of principal executive offices and zip code)

                       (505) 271-2200
    (Registrant's telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X    No
           ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                  Outstanding at November 2, 1995
-------------------              -----------------------------
Common stock, $ .01 par value               3,943,625

         PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Consolidated Balance Sheets

                          ASSETS

                                        Sept. 30,     March 31,
                                           1995          1995
                                      ----------    ----------
                                     (unaudited)       (derived
                                                   from audited
                                                     statements)
Current assets:
  Cash and cash equivalents          $ 3,565,000     $ 2,902,000
    Accounts receivable, less
    allowances of $133,000 at
    9/30/95 and $98,000 at 3/31/95     2,030,000       2,343,000
   Inventories:
       Raw materials and supplies        796,000         719,000
       Work-in-process                    24,000          63,000
       Finished goods                    223,000         105,000
                                       ---------       ---------
                                       1,043,000         887,000
                                       ---------       ---------
Prepaid expenses                         214,000         125,000
Deferred income tax asset                126,000         126,000
                                       ---------       ---------
  Total current assets                 6,978,000       6,383,000

Property, plant and equipment,
  at cost                              1,188,000       1,077,000

  Less: Accumulated depreciation
         and amortization               (629,000)       (552,000)
                                         -------         -------
  Net property, plant and equipment      559,000         525,000

Covenants not to compete, net            214,000         321,000
Cost of purchased business in excess
  of net assets acquired, net            955,000         969,000
Other assets                             159,000         144,000
                                       ---------       ---------
                                    $  8,865,000     $ 8,342,000
                                       =========       =========

The accompanying notes are an integral part of these financial statements.

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                   Consolidated Balance Sheets


              LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                        Sept. 30,     March 31,
                                           1995           1995
                                      -----------      --------
                                      (unaudited)      (derived
                                                   from audited
                                                     statements)
Current liabilities:
   Notes payable, current portion  $          -       $  750,000
   Accounts payable                      163,000         113,000
   Income taxes payable                   86,000         796,000
   Accrued payroll and benefits          703,000         621,000
   Accrued expenses                      432,000         321,000
                                       ---------       ---------
     Total current liabilities         1,384,000       2,601,000
                                       ---------       ---------

Notes payable, net of current portion         -          300,000
                                       ---------        ---------
Stockholders' investment

   Common stock, par value $.01 per share -
     Authorized - 20,000,000 shares
     Outstanding - 3,932,555 shares
       at 9/30/95 and 3,692,300
       shares at 3/31/95                  39,000          37,000
   Premium paid in on common stock     8,970,000       7,771,000
   Accumulated deficit               ( 1,528,000)    ( 2,367,000)
                                       ---------      ----------
       Total stockholders'
          investment                   7,481,000       5,441,000
                                       ---------       ---------
                                    $  8,865,000     $ 8,342,000
                                       =========       =========





The accompanying notes are an integral part of these financial statements.

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                    Consolidated Statement of Income
           (in thousands of dollars except per share data)
                               (Unaudited)

                          Three Months Ended    Six Months Ended
                            September 30          September 30
                          ------------------    ----------------
                             1995     1994        1995     1994
                             ----     ----        ----     ----
Net sales                 $ 3,026  $ 2,299     $ 6,281  $ 4,766

Costs and expenses -
   Cost of sales            1,295      878       2,600    2,063
   Selling, general,
     and administrative       854      966       1,820    1,872
   Amortization                60       73         121      145
                            -----    -----       -----    -----
                            2,209    1,917       4,541    4,080
                            -----    -----       -----    -----
Operating income              817      382       1,740      686

Other income (expense):
    Interest income            30       19          59       36
    Interest expense         ( 16)    ( 32)       ( 46)    ( 66)
    Other income               -        23          -        61
                            -----    -----       -----    -----
Income before
  income taxes                831      392       1,753      717

Income tax provision         (337)    (176)      ( 728)   ( 324)
                            -----    -----        -----   -----
Net income                  $ 494    $ 216      $1,025   $  393
                            =====    =====       =====    =====

Net income per
  common share	             $ .12    $ .06       $ .26   $  .11
                             ====     ====        ====     ====

Average shares
  outstanding               4,190    3,548       4,005    3,547
                            =====    =====       =====    =====



The accompanying notes are an integral part of these financial statements.

          PANATECH RESEARCH AND DEVELOPMENT CORPORATION
             Consolidated Statement of Cash Flows
                         (Unaudited)

                                            Six months ended
                                              September 30,
                                            -----------------
                                            1995         1994
                                          -------       -------
Cash from operations:
  Net income                           $1,025,000   $  393,000
  Adjustments to reconcile net income
   to net cash from operations
    Amortization                          121,000      145,000
    Depreciation                           77,000       65,000
  Changes in current assets
      and liabilities
    (Increase) decrease in receivables    313,000    ( 270,000)
    (Increase) in inventories           ( 156,000)   (  13,000)
    (Increase) decrease in
       prepaid expenses                 (  89,000)     147,000
     Increase in accounts payable
       and other accrued expenses         241,000       24,000
     Increase (decrease) in
       income taxes payable             ( 710,000)     114,000
  Increase in other assets              (  15,000)   (  18,000)
                                          -------      -------
Net cash provided by operations           857,000      587,000
Cash flow from investing activities
   Capital expenditures                (  111,000)   ( 107,000)
Cash flow from financing activities
   Payment of notes payable            (1,050,000)   ( 475,000)
   Cash dividends paid                 (  185,000)          -
   Exercise of warrants                 1,202,000           -
   Exercise of stock options                   -        11,000
                                        ---------     --------
      Total                             (  33,000)   ( 464,000)
                                        ---------     --------
Net increase (decrease) in cash           663,000       16,000
Beginning balance                       2,902,000    2,645,000
                                        ---------    ---------
Ending balance                        $ 3,565,000   $2,661,000
                                        =========    =========
Supplemental information
  Cash paid during the periods for:
    Interest                          $    59,000    $  66,000
    Taxes                             $ 1,439,000      173,000
                                        =========      =======

The accompanying notes are an integral part of these financial statements.

        PANATECH RESEARCH AND DEVELOPMENT CORPORATION

          Notes to Consolidated Financial Statements

                         (Unaudited)


(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Panatech as of September 30 and March 31, 1995 and the results of operations and cash flows for the three months and six months ended September 30, 1995 and 1994.

     The accounting policies followed by Panatech are set forth in Note 1 to the financial statements in the 1995 Panatech Annual
Report filed on Form 10-KSB.

     The results of operations for the three-month and six-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividend

	On April 11, 1995, the Board of Directors voted the Company's first cash dividend of $.05 per share which was paid on May 15, 1995 to shareholders of record on April 28, 1995. On October 5, 1995, the Board voted a $.075 per share semi-annual dividend to be paid on November 15, 1995 to shareholders of record on October 30, 1995.

          PANATECH RESEARCH AND DEVELOPMENT CORPORATION

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Financial Condition

     Panatech's resources, in the opinion of management, are adequate for projected operations and capital spending programs, and the continuation of semi-annual cash dividends which are presently at a rate of approximately $553,000 per year.

     During the quarter ended September 30, 1995, warrants were exercised to purchase 240,255 shares of common stock of the Company at $5.00 per share, for a total of $1,201,275. On August 15, 1995, the Company prepaid the remaining balance of $775,000 of its outstanding long-term debt.

Results of Operations

     For the three months ended September 30, 1995, the Company had sales of $3,026,000, an increase of $727,000, or 32%, from the same quarter a year ago, reflecting increased demand for ASM products. Gross profit was 57.2% of sales compared to 61.8% of sales in last year's first quarter. The decrease in gross profit percentage was largely due to a change in product mix from year to year. Selling, general, and administrative expenses were $854,000, or 28.2% of sales, compared to $966,000, or 42.0% of sales last year, with the lower percentage due primarily to the expiration, on September 30, 1994, of amortization and other expenses relating to the acquisition of ASM. Operating income was $817,000 compared to $382,000 in the year-earlier quarter, mainly due to the additional gross profit generated by higher sales.

     Interest income was $30,000 compared to $19,000 last year principally due to higher balances of invested funds. Interest expense was $16,000 compared to $32,000 in last year's second quarter mainly due to full repayment of outstanding long-term debt on August 15, 1995. Last year, other income represented a $23,000 royalty payment resulting from a 1991 divestiture. The royalty payments were completed in March 1995.

     Income before income taxes rose from $392,000 to $831,000. Provision for income taxes was $337,000 compared to $176,000 last year. Therefore, net income was $494,000, or $.12 per share compared to $216,000, or $.06 per share, last year; in 1995, average common and common equivalent shares outstanding were 4,190,000 shares compared to 3,548,000 last year, an increase of

18%. The increase was mainly due to the exercise of stock options at the end of the last fiscal year as well as 240,255 warrants in August- September 1995, plus the potential dilutive effect of unexercised options and warrants.

     For the six months ended September 30, 1995, the Company had sales of $6,281,000, an increase of $1,515,000, or 32%, from the same period a year ago, reflecting increased demand for ASM products. Gross profit was 58.6% of sales compared to 56.7% of sales in last year's first half. The increase in gross profit was largely due to the greater volume enabling overhead costs to be spread over greater production, offset in part by a different sale mix in 1995. Selling, general, and administrative expenses were $1,820,000, or 29.0% of sales, compared to $1,872,000, or
39.3% of sales last year, with the lower percentage primarily due to the significantly higher sales volume as well as the expiration, on September 30, 1994, of amortization and other expenses relating to the acquisition of ASM. Operating income was $1,740,000 compared to $686,000 in the year-earlier quarter, mainly due to the additional gross profit generated by higher sales.

     Interest income was $59,000 compared to $36,000 last year principally due to higher higher balances of invested funds. Interest expense was $46,000 compared to $66,000 in last year's first half mainly due to full repayment of outstanding long-term debt on August 15, 1995. Last year, other income represented a $61,000 royalty payment resulting from a 1991 divestiture. The royalty payments were completed in March 1995.

     Income before income taxes rose from $717,000 to $1,753,000. Provision for income taxes was $728,000 compared to $324,000 last year. Therefore, net income was $1,025,000, or $.26 per share compared to $393,000, or $.11 per share, last year. In 1995, average shares outstanding were 4,005,000 shares compared to 3,547,000 last year. The increase was mainly due to the exercise of stock options at the end of the last fiscal year as well as 240,255 warrants in August- September 1995, plus the potential dilutive effect of unexercised options and warrants.

     The normal seasonal pattern of the Company's sales has historically been that the June and September fiscal quarters show greater activity than the December and March fiscal quarters due to lower purchases by ultimate users of painting equipment and supplies in the winter months. The exception to this pattern was last fiscal year when the Company received large initial stocking orders or "pipeline filling" for new products from several major customers.

         PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                 PART II.    OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a)   Exhibits filed with this report.

            11  Calculation of earnings per share and
                average shares outstanding.
            27  Financial Data Schedule (EDGAR filing only)

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

                    PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                             by:   /s/ Arthur J. Rosenberg
                                 ---------------------------
Date: November 14, 1995               Arthur J. Rosenberg
                               President and Chief Financial
                                         Officer

         PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                                                       Exhibit 11

          Calculation of Average Shares Outstanding

Three months ended September 30, 1995
Average shares issued and outstanding                   3,692,300
Average shares issued during quarter for
   exercised warrants                                      89,076
                                                        ---------
Total                                                   3,781,376
Average bid price of stock
  during quarter                       $  7.309

Options outstanding                     205,000
Proceeds if all exercised             $ 324,500
Shares "purchased" at
  average market price                  (44,399)
Additional shares                       -------           160,610

Warrants outstanding                    784,624
Proceeds if all exercised
  at $5.00 per share                 $3,923,120
Shares "purchased" at
  average market price                 (536,777)
Additional shares                       -------           247,847
                                                        ---------
Average common and common equivalent shares             4,189,823

  Rounding                                                    177
                                                        ---------
Total                                                   4,190,000


Average shares for 3 months ended June 30, 1995         3,819,000

Average shares for 6 months ended Sept. 30, 1995        4,005,000



Fully diluted shares outstanding are not materially different than shares shown in above calculations.