Form 10QSB
period 1995-12-31
PANATECH RESEARCH & DEVELOPMENT CORP
filed 1996-02-02
CIK 354992

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
                               ------------------

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

                       (505) 271-2200
    (Registrant's telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X    No
           ---      ---
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

         Class                  Outstanding at January 31, 1996
-------------------             -------------------------------
Common stock, $ .01 par value               3,917,925

         PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Consolidated Balance Sheets

                          ASSETS

                                         Dec. 31,     March 31,
                                           1995          1995
                                      ----------    ----------
                                     (unaudited)       (derived
                                                   from audited
                                                     statements)
Current assets:
  Cash and cash equivalents          $ 3,520,000     $ 2,902,000
  Accounts receivable, less
    allowances of $146,000 at
    12/31/95 and $98,000 at 3/31/95    1,800,000       2,343,000
   Inventories:
       Raw materials and supplies        833,000         719,000
       Work-in-process                    82,000          63,000
       Finished goods                    239,000         105,000
                                       ---------       ---------
                                       1,154,000         887,000
                                       ---------       ---------
Prepaid expenses                         157,000         125,000
Deferred income tax asset                126,000         126,000
                                       ---------       ---------
  Total current assets                 6,757,000       6,383,000

Property, plant and equipment, at cost 1,220,000       1,077,000
Less: Accumulated depreciation
         and amortization               (667,000)       (552,000)
                                         -------         -------
  Net property, plant and equipment      553,000         525,000

Covenants not to compete, net            161,000         321,000
Cost of purchased business in excess
  of net assets acquired, net            947,000         969,000
Other assets                             176,000         144,000
                                       ---------       ---------
                                    $  8,594,000     $ 8,342,000
                                       =========       =========





The accompanying notes are an integral part of these financial statements.

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                   Consolidated Balance Sheets


              LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                         Dec. 31,     March 31,
                                           1995           1995
                                      -----------      --------
                                      (unaudited)      (derived
                                                   from audited
                                                     statements)
Current liabilities
   Notes payable, current portion  $          -       $  750,000
   Accounts payable                      132,000         113,000
   Income taxes payable                 ( 14,000)        796,000
   Accrued payroll and benefits          676,000         621,000
   Accrued expenses                      368,000         321,000
                                       ---------       ---------
     Total current liabilities         1,162,000       2,601,000
                                       ---------       ---------

Notes payable, net of current portion         -          300,000
                                       ---------        ---------
Stockholders' investment

   Common stock, par value $.01 per share -
     Authorized - 20,000,000 shares
     Outstanding - 3,923,425 shares
       at 12/31/95 and 3,692,300
       shares at 3/31/95                  39,000          37,000
   Premium paid in on common stock     8,931,000       7,771,000
   Accumulated deficit               ( 1,538,000)    ( 2,367,000)
                                       ---------      ----------
       Total stockholders'
          investment                   7,432,000       5,441,000
                                       ---------       ---------
                                    $  8,594,000     $ 8,342,000
                                       =========       =========







The accompanying notes are an integral part of these financial statements.

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                    Consolidated Statement of Income
           (in thousands of dollars except per share data)
                               (Unaudited)

                         Three Months Ended    Nine Months Ended
                             December 31          December 31
                          ------------------    ----------------
                             1995     1994        1995     1994
                             ----     ----        ----     ----
Net sales                 $ 2,390  $ 2,389     $ 8,671  $ 7,155

Costs and expenses -
   Cost of sales            1,046    1,001       3,646    3,064
   Selling, general,
     and administrative       834      893       2,654    2,765
   Amortization                61       61         182      206
                            -----    -----       -----    -----
                            1,941    1,955       6,482    6,035
                            -----    -----       -----    -----
Operating income              449      434       2,189    1,120

Other income (expense):
    Interest income            40       21          99       57
    Interest expense         (  9)    ( 29)       ( 55)    ( 95)
    Other income               -        39          -       100
                            -----    -----       -----    -----
Income before
  income taxes                480      465       2,233    1,182

Income tax provision         (195)    (207)      ( 923)   ( 531)
                            -----    -----        -----   -----
Net income                  $ 285    $ 258      $1,310   $  651
                            =====    =====       =====    =====

Net income per
  common share	             $ .07    $ .07       $ .33   $  .18
                             ====     ====        ====     ====

Average shares
  outstanding               4,073    3,548       4,030    3,547
                            =====    =====       =====    =====





The accompanying notes are an integral part of these financial statements.

          PANATECH RESEARCH AND DEVELOPMENT CORPORATION
             Consolidated Statement of Cash Flows
                         (Unaudited)

                                           Nine months ended
                                               December 31,
                                            -----------------
                                            1995         1994
Cash from operations:
  Net income                           $1,310,000   $  651,000
  Adjustments to reconcile net income
   to net cash from operations
    Amortization                          182,000      206,000
    Depreciation                          115,000       99,000
  Changes in current assets
      and liabilities
    (Increase) decrease in receivables    543,000    ( 920,000)
    (Increase) in inventories           ( 267,000)   ( 200,000)
    (Increase) decrease in
       prepaid expenses                 (  32,000)     197,000
     Increase in accounts payable
       and other accrued expenses         119,000       47,000
     Increase (decrease) in
       income taxes payable             ( 810,000)     285,000
  Increase in other assets              (  32,000)   (  36,000)
                                          -------      -------
Net cash provided by operations         1,128,000      329,000
Cash flow from investing activities
   Capital expenditures                (  143,000)   ( 131,000)
Cash flow from financing activities
   Payment of notes payable            (1,050,000)   ( 750,000)
   Cash dividends paid                 (  480,000)          -
   Exercise of warrants                 1,257,000           -
   Purchase of treasury stock          (   94,000)   (  23,000)
   Exercise of stock options                   -        11,000
                                        ---------     --------
      Total                             ( 367,000)   ( 762,000)
                                        ---------     --------
Net increase (decrease) in cash           618,000    ( 564,000)
Beginning balance                       2,902,000    2,645,000
                                        ---------    ---------
Ending balance                        $ 3,520,000   $2,081,000
                                        =========    =========
Supplemental information
  Cash paid during the periods for:
    Interest                          $    33,000    $  95,000
    Taxes                             $ 1,733,000      209,000
                                        =========      =======

The accompanying notes are an integral part of these financial statements.

        PANATECH RESEARCH AND DEVELOPMENT CORPORATION

  Notes to Consolidated Financial Statements - December 31, 1995

                         (Unaudited)


(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Panatech as of December 31 and March 31, 1995 and the results of operations and cash flows for the three months and nine months ended December 31, 1995 and 1994.

     The accounting policies followed by Panatech are set forth in Note 1 to the financial statements in the 1995 Panatech Annual
Report filed on Form 10-KSB.

     The results of operations for the three-month and nine-month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividend

     On April 11, 1995, the Board of Directors voted the Company's first cash dividend of $.05 per share which was paid on May 15, 1995 to shareholders of record on April 28, 1995. On October 5, 1995, the Board voted a $.075 per share semi-annual dividend which was paid on November 15, 1995 to shareholders of record on October 30, 1995.

          PANATECH RESEARCH AND DEVELOPMENT CORPORATION

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Financial Condition

     Panatech's resources, in the opinion of management, are adequate for projected operations and capital spending programs, and the continuation of semi-annual cash dividends which are presently at a rate of approximately $589,000 per year.

     During the third quarter ended December 31, 1995, warrants were exercised to purchase 11,070 shares of common stock of the Company at $5.00 per share, for a total of $55,350. For the nine months year to date, warrants for 251,325 shares were exercised for a total of $1,256,625. On August 15, 1995, the Company prepaid the remaining balance of $775,000 of its outstanding long-term debt.

Results of Operations

     For the three months ended December 31, 1995, the Company had sales of $2,390,000, virtually unchanged from the same quarter a year ago. However, last year, third and fourth quarter results were increased by large initial stocking orders, or "pipeline filling", for new products from several major customers. This year, there was a return to normal seasonal patterns, and sales included minimal "pipeline filling".

     Gross profit was 56.2% of sales compared to 58.1% of sales last year with the decrease in gross profit percentage largely due to a change in product mix. Selling, general, and administrative expenses were $834,000, or 34.9% of sales, compared to $893,000, or 37.4% of sales last year, therefore operating income was $449,000 compared to $434,000 in the year-earlier quarter, mainly due to the lower S,G & A expenses which more than offset the lower gross profit generated.

     Interest income was $40,000 compared to $21,000 last year principally due to higher balances of invested funds. Interest expense was $9,000 compared to $29,000 in last year's third quarter mainly due to full repayment of outstanding long-term debt on August 15, 1995. Last year, other income represented a $39,000 royalty payment resulting from a 1991 divestiture. The royalty payments were completed in March 1995.

     Income before income taxes rose from $465,000 to $480,000. Provision for income taxes was $195,000 compared to $207,000 last year. Net income was $285,000, which was $27,000, or 10%, higher than the $258,000 recorded last year. In 1995, average common and common equivalent shares outstanding were 4,073,000 shares compared to 3,548,000 last year, an increase of 15%. The increase was mainly due to the exercise of stock options at the end of the last fiscal year as well as 251,325 warrants in August- October 1995, plus the potential dilutive effect of unexercised options and warrants. Despite the 10% increase in net income, the increase in average shares outstanding resulted in earnings per share remaining level at $.07 per share.

     For the nine months ended December 31, 1995, the Company had sales of $8,671,000, an increase of $1,516,000, or 21%, from the same period a year ago, reflecting increased demand for ASM products. Gross profit was 58.0% of sales compared to 57.2% of sales in last year's first nine months. The increase in gross profit was largely due to the greater volume enabling overhead costs to be spread over greater production, offset in part by a somewhat different sale mix in 1995. Selling, general, and administrative expenses were $2,654,000, or 30.6% of sales, compared to $2,765,000, or 38.6% of sales last year, with the lower percentage primarily due to the higher sales volume as well as the expiration, on September 30, 1994, of amortization and other expenses relating to the acquisition of ASM. Operating income was $2,189,000 compared to $1,120,000 in the first nine months of the previous fiscal year, mainly due to the additional gross profit generated by higher sales.

     Interest income for the nine months was $99,000 compared to $57,000 last year principally due to higher balances of invested funds. Interest expense was $55,000 compared to $95,000 last year mainly due to full repayment of outstanding long-term debt on August 15, 1995. Last year, other income represented a $100,000 royalty payment resulting from a 1991 divestiture. The royalty payments were completed in March 1995.

     Income before income taxes rose from $1,182,000 to $2,233,000. Provision for income taxes was $923,000 compared to $531,000 last year. Therefore, net income was $1,310,000, or $.33 per share compared to $651,000, or $.18 per share, last year. In the nine months ended December 31, 1995, average shares outstanding were 4,030,000 compared to 3,547,000 last year. The increase was mainly due to the exercise of stock options at the end of the last fiscal year as well as 251,325 warrants in August - October 1995, plus the potential dilutive effect of unexercised options and warrants.

     The normal seasonal pattern of the Company's sales has historically been that the June and September fiscal quarters show greater activity than the December and March fiscal quarters due to lower purchases by ultimate users of painting equipment and supplies in the winter months. The exception to this pattern was in the December and March quarters of last fiscal year when the Company received large initial stocking orders or "pipeline filling" for new products from several major customers. However, in this year's December quarter, the Company understands that there was minimal "pipeline filling" and sales reflected normal seasonal patterns.

         PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                 PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

    As previously reported, the Company's wholly owned subsidiary, ASM Company, Inc. (ASM), filed in April 1995 a lawsuit in the United States District Court for the Central District of California against Titan Tool, Inc.(Titan), claiming that a new product recently introduced into the marketplace by Titan infringed certain patents held by ASM. Thereafter, Titan answered and filed certain cross-claims against ASM. In September 1995, the parties agreed to dismiss all claims against each other for financial damages and to submit all patent issues to final and binding arbitration before a single arbitrator. The arbitration hearing is scheduled for February and March 1996, and the arbitrator's decision is to be rendered not later than June 1996.

	The Company and ASM are not engaged in any other litigation except for claims incurred in the ordinary course of business.


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

                    PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                             by:   /s/ Arthur J. Rosenberg
                                 ---------------------------
Date: February 2, 1996               Arthur J. Rosenberg
                               President and Chief Financial
                                         Officer

         PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                                                       Exhibit 11

          Calculation of Average Shares Outstanding

Three months ended December 31, 1995
Shares issued and outstanding - beginning              3,932,555
Average shares issued during quarter for
   exercised warrants                                      9,932
Average shares repurchased                             (   9,699)
                                                       ---------
Total                                                  3,932,788
Average bid price of stock
  during quarter                       $  4.998

Options outstanding                     205,000
Proceeds if all exercised             $ 324,500
Shares "purchased" at
  average market price                  (64,931)
Additional shares                       -------          140,069

Warrants outstanding                    784,624
Proceeds if all exercised
  at $5.00 per share                        n/a
Shares "purchased" at
  average market price                      n/a
Additional shares                       -------              n/a
                                                        ---------
Average common and common equivalent shares            4,072,857

  Rounding                                                   143
                                                       ---------
Average shares for 3 months ended December 31, 1995    4,073,000

Average shares for 3 months ended June 30, 1995        3,819,000

Average shares for 3 months ended September 30, 1995   4,190,000

                                                       ---------
Average shares for 9 months ended December 31, 1995    4,027,000



Fully diluted shares outstanding are not materially different than shares shown in above calculations.