Form 10KSB
period 1996-03-31
PANATECH RESEARCH & DEVELOPMENT CORP
filed 1996-06-10
CIK 354992

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-KSB
(Mark One)
/x/ ANNUAL REPORT pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required).
 For the fiscal year ended March 31, 1996
                           --------------
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from ________ to __________.

Commission file number: 0-12530
                        -------

             PANATECH RESEARCH AND DEVELOPMENT CORPORATION
- - -----------------------------------------------------------------------
       (Name of Small Business Issuer as specified in its charter)

            Nevada                                    95-3615472
- - ------------------------------                   ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

                P. O. Box 23160, Albuquerque, NM 87192-1160
            ---------------------------------------------------
            Address of principal executive offices and zip code)

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


Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. XX
                                                  ----

State issuer's revenues for the most recent fiscal year. $11,325,000
                                                          ----------

As of June 3, 1996, 3,974,175 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing bid price on NASDAQ) held by non-affiliates was approximately $16,200,000.

Documents incorporated by reference:

     Proxy Statement for 1996 Annual Meeting of Shareholders - Items 9, 10, and 11.

                                PART I

Item 1.  Business

     Panatech Research and Development Corporation ("Panatech" or the "Company") was incorporated in Nevada in 1981. Panatech conducts its business principally through a wholly owned subsidiary, ASM Company, Inc. ("ASM"). ASM, which was acquired by the Company in 1989, manufactures and sells precision engineered accessories for high pressure, airless paint spraying equipment used by industrial, commercial and residential paint contractors.

     In fiscal 1996 and 1995, Panatech reported net income of $1,641,000 and $1,122,000, or $.41 and $.31 per share, respectively, on sales of $11,325,000 and $10,002,000, comprising the consolidated operating performance of Panatech and ASM. The Company has $3,046,000 in cash, a net worth of $7,784,000, a current ratio of 4.9:1, and no long-term debt.


ASM Company, Inc.

     ASM designs, manufactures, markets, and sells engineered accessories for airless spray systems, which are today the most favored technology for the volume application of paints and other coating materials. An airless sprayer consists of a pump (the "airless pump") which forces paint, coatings, or other viscous fluids at high pressures (2000 - 6000 psi), through a hand-controlled valve (the "airless spray gun") which incorporates a tungsten carbide nozzle with a specially designed orifice (the "spray tip"). As the fluid is forced through the spray tip, it is dispersed by a pressure gradient into a fan-shaped pattern of fine droplets. The spray patterns and flow rates differ according to the application.

     ASM produces a complete line of airless guns, spray tips, and related accessories. It neither makes nor sells airless pumps. The Company has been particularly prominent in the development of reversing spray tips which can be cleaned quickly without disassembling the gun. The ASM QUICK-CHANGE TIP, MAXI-TIP, and, more recently, the ZIP-TIP have gained wide acceptance in the industry. The ZIP-TIP, which is ASM's primary product, is the subject of a patent dispute in which ASM has charged a competitor with infringement. See "Item 3. Legal Proceedings." ASM's spray tips can be used with all models of spray guns made by ASM and its principal competitors. Despite the extreme hardness of the tungsten carbide nozzle, the orifice wears with use, and spray tips must be replaced frequently to control the flow dynamics, and to mitigate the corrosive effects of particulate suspensions under high pressure gradients.

     Other ASM products include the ASM-300, the ASM-400, the PRO-5, and the PRO-6 spray guns, the wrenchless HAND-TIGHT assembly system, various extension poles, non-reversible spray tips, and miscellaneous accessories.

     ASM's principal marketing approach is the sale of its airless accessories to retail stores or chains which service the after-market needs of painting contractors. These products are sold primarily under the ASM brand name, but in some cases are private-labeled under the name of the retailer. Related tiers of retail distribution involve rental stores and warehouse distributors, both of which are effective in providing service to smaller customers; and master distributors, which are particularly suited to foreign sales. In addition, ASM sells it products to original equipment manufacturers of pumps who combine the two product lines to create airless spraying systems for sale through distribution channels which ASM cannot service economically.
In some instances, these customers have contracted with ASM to design, manufacture and private-label special airless products based on ASM technology for them to offer with both their system sales and their after-market sales.

     Today, ASM-manufactured airless spraying accessories are sold through more than 7,500 retail outlets in North America, Europe, Australia, and the Pacific Rim. Many of these outlets are members of national or regional chains, such as the Glidden Company, the Sherwin-Williams Company, and the Dunn-Edwards Company. At March 31, 1996, approximately 54% of ASM's accounts receivable were related to three customers, each of which accounted for 12% to 35% of annual sales. These three customers accounted for approximately 62% of accounts receivable at March 31, 1995. The loss of any of these customers would have a material adverse effect on the Company's business. (See Note 1 of Notes to Consolidated Financial Statements - Concentration of Credit
Risk).

     ASM sales are made against individual purchase orders or volume purchase agreements. The Company generally fills most of its orders within one to three working days of receipt, so therefore its backlog is not a meaningful indicator of future sales.

     The Company's foreign sales represented 13% and 15%, respectively, of 1996 and 1995 sales. Foreign sales are made under specific purchase orders in U. S. dollars. They are made on open account, if insured by the U. S. Ex-Im Bank, or on a prepayment basis, if not insured. All products are manufactured in the United States and sold to master distributors and agents overseas who hold the products in inventory for redistribution in their local markets.

     All ASM products are designed and prototyped in-house. Virtually all manufacturing is performed in-house on a variety of machine tools. Raw materials, such as tungsten carbide, steel, aluminum, brass, and commodity plastics, and certain components made therefrom, are available from many sources. All ASM products are subjected to extensive testing before shipment.

     Although the airless spray industry is a relatively mature market and thus not subject to rapid technological change, ASM conducts research and development projects to improve the quality and ergonomics of its present product line, to introduce new products which can better serve the customer's functional needs, and to achieve cost reductions through innovative product designs and manufacturing techniques.

     ASM is constantly developing proprietary new products, many of which have resulted in successful patents. These patents, as well as the Company's trademarks, are an integral part of ASM's market position. As a matter of policy, therefore, the Company vigorously defends its patents and trademarks against possible infringement. ASM owns eighteen US patents covering features of its reversing spray tips and airless spray guns, and several other U.S. patents are pending.
The three U. S. patents relating to ASM's primary product, the ZIP-TIP, expire in 2001 and 2013. ASM also has three foreign patents on the ZIP-TIP with several more pending. (See Item 3. Legal Proceedings, below).

     Management believes that the competitive position of ASM depends not only on such patents, but relies as well on other significant factors, such as the performance history of its products, its established position in the marketplace, and its manufacturing know-how. ASM's major competitors are Graco, Inc. and Titan Tool, Inc., which are the dominant suppliers of airless pumps and accessories to the industry. These companies have substantially greater financial, manufacturing, and marketing resources than ASM.

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

     At March 31, 1996, ASM had 141 full-time personnel, consisting of 9 in administration, 7 in sales, and 125 in manufacturing.



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

     In April 1995, ASM filed a lawsuit in the United States District Court for the Central District of California against Titan Tool, Inc.(Titan), claiming that a new product recently introduced into the marketplace by Titan infringes three patents relating to ASM's primary product, the ZIP-TIP. Thereafter, Titan answered and filed certain cross-claims against ASM. In September 1995, the parties agreed to dismiss all claims against each other for financial damages and to submit all patent issues to final and binding arbitration before a single arbitrator. The arbitration hearing was held in February and March 1996, and the arbitrator's decision is expected to be rendered by the end of June 1996.

     The Company believes that an adverse result of this arbitration could significantly affect its plans to build market share for this product line over the next three to five years.



Item 4.  Submission of Matters to a Vote of Security Holders

     None




                               PART  II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

     The Common Stock of the Company is traded in the NASDAQ National Market System under the symbol PNTC. The following table shows the high and low closing sale prices of the Company's Common Stock as quoted on NASDAQ for the periods indicated, and dividends paid.

                                                           Dividend
               Quarter Ended            High       Low       Paid
               -------------            ----       ---       ----
Fiscal 1996    June 30, 1995           5 7/8      2 3/4      $.05
- - -----------
               September 30, 1995      8 3/4      5

               December 31, 1995       7 1/2      3 7/8      $.075

               March 31, 1996          4 3/4      2 7/8


Fiscal 1995    June 30, 1994           3 3/8      2 1/4
- - -----------
               September 30, 1994      3 1/8      1 3/4

               December 31, 1994       2 1/2      1 3/4

               March 31, 1995          3 1/8      1 3/4

     The Company had approximately 450 record holders of its Common Stock as of June 3, 1996. According to the Company's transfer agent,
U. S. Stock Transfer Corporation, there were, in addition, approximately 1,300 beneficial holders at that date.

     In April 1995, the Company declared its first cash dividend, as shown in the table above. On April 11, 1996, a cash dividend of $.10 per share was declared payable on May 12 to stockholders of record on April 30, 1996.



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


1996 Compared to 1995

     In the fiscal year ended March 31, 1996, the Company had sales of $11,325,000, an increase of 13% over the $10,002,000 reported in the previous fiscal year. Price increases accounted for 3% of the gain, while the remaining 10% was attributable largely to growing domestic sales of ASM's spray tip product line. Foreign sales were approximately $1,500,000 in 1996 and 1995, or 13% and 15% of total sales, respectively. Foreign sales are made in U. S. dollars and are therefore not subject to foreign currency exchange rate risk.

     While the sales increase in fiscal 1996 was $1,300,000, up 13%, over the prior year, the increase in 1995 had been $3,000,000, or 43% higher than fiscal 1994. Approximately half of the increase in fiscal 1995 reflected large initial stocking orders, or "pipeline filling" into ASM's new wholesale channels of distribution. These orders, which only partly resulted in immediate end-user sales, were shipped primarily in the last two quarters of fiscal 1995, i.e., those ended December 31, 1994 and March 31, 1995, and in the first quarter of fiscal 1996, ended June 30, 1995. In the rest of fiscal 1996, ASM's new wholesale customers adjusted their inventory levels to match both the actual part-by-part demands of their retail customers and their overall sales volume. Consequently, ASM's sales to these wholesalers in the latter part of fiscal 1996 more accurately reflected end-user demand. One effect of these events was to have temporarily distorted the normal seasonal pattern of ASM sales in which shipments are historically strongest in the June and September quarters, and lowest in the December and March quarters.

     The results in fiscal 1996 reflected a return to normal season-ality patterns such as a fourth quarter slowdown which was, in fact, exaggerated by extreme weather conditions in many parts of the country during the winter months.

     Cost of sales was $4,529,000, or 40% of sales, compared to $4,183,000, or 41.8% of sales, in the prior year. The decrease in cost of sales as a percentage of sales was due principally to greater unit shipments in 1996. Labor costs were essentially unchanged, while material costs declined mainly due to more efficient buying resulting from larger quantity purchasing. Gross profit was $6,796,000, 16.8% higher than the $5,819,000 generated in 1995, principally due to the higher sales volume.

     Selling, general, and administrative expenses were $3,800,000 in 1996 compared to $3,687,000 in 1995, an increase of 3.1%. Included in 1996 expenses was $565,000 of legal expenses incurred in connection with the patent arbitration with Titan Tool Company (See Item 3 Legal Proceedings). In 1995, there was $471,000 of expenses as the final obligation in connection with the 1989 acquisition of ASM.

     Interest income increased by $60,000, mainly due to income on proceeds from the exercise of 251,325 warrants in August to October 1995. In 1995, royalty income from the FY 1991 sale of a business was $218,000, including a one-time final payment of $120,000. There was no such payment in 1996. (See Note 6 of Notes to Consolidated Financial Statements).

     Interest expense was $62,000 compared to $141,000 last year. The Company prepaid the entire remaining balance of its acquisition-related bank debt in July 1995.

     In 1996, the Company had a consolidated pretax profit of $2,829,000 compared to $2,021,000 in 1995, an increase of 39.9%. Net income in 1996 was $1,641,000, compared to $1,122,000, last year, an increase of 46%. Average shares outstanding were 4,021,000 in 1996 compared to 3,568,000 in 1995, an increase of 12.7%. The increase was due to the exercise during the year of Class B warrants and stock options. Therefore, earnings per share increased from $.31 to $.41, a gain of 32.2%, at a lesser rate than the 46% gain in net income.



1995 Compared to 1994

     In the fiscal year ended March 31, 1995, the Company had sales of $10,002,000, an increase of $3,030,000, or 43%, over the $6,972,000 reported in the previous fiscal year, mainly due to increased market penetration with existing products. Price increases were approximately 3% during the year, and approximately 5% of the sales increase resulted from new products such as a new specialized tip. Foreign sales were approximately $1,500,000, or 15% of total sales, an increase of $315,000, or 27%, from the previous year.

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

     Selling, general, and administrative expenses were $3,687,000 in 1995 compared to $2,835,000 in 1994, an increase of 30%. The increase in expenditures reflected an expansion of sales effort, advertising, and international marketing activities. Royalty income from the sale of a business in FY 1991 was $218,000 in 1995, including a one-time final payment of $120,000, compared to $84,000 in 1994 (See Note 6 of Notes to Consolidated Financial Statements).

     Interest expense was $141,000 compared to $152,000 in the previous year principally due to the reduced principal balance outstanding on its acquisition-related bank loan which offset higher interest rates.

     In 1995, the Company had a consolidated pretax profit of $2,021,000 compared to $760,000 in 1994, an increase of 166%. In 1994, the Company used all of its remaining net operating loss carryforward which reduced the income tax provision to $3,000. In 1995, the Company's pretax earnings were subject to full Federal and state tax and amounted to $899,000, or 44.5% of income. Therefore, net income in 1995 was $1,122,000 compared to $757,000 last year, an increase of 48.2%. Average shares outstanding were 3,568,000 in 1995 compared to 3,541,000 in 1994. Therefore, earnings per share increased from $.21 to $.31, a gain of 47.6%.

Liquidity and Capital Resources

     The Company had, at March 31, 1996, cash and cash equivalents of $3,046,000, working capital of $5,647,000, and no debt. ASM also has a $1,000,000 revolving credit facility under which no amounts were outstanding at March 31, 1996. Capital equipment requirements are not material. Management believes that its resources are sufficient to finance its operations for at least the next twelve months. On April 11, 1995, the Company commenced a semi-annual cash dividend program. Initially, the dividend was $.05 per share, and has been increased to $.075 and then $.10 per share. The semi-annual dividend requirements are presently approximately $400,000.

     The Company has outstanding 622,375 Class B Warrants. Each Warrant is exercisable for one share of Common Stock at $5.00 per share. During the year ended March 31, 1996, warrants for 251,325 shares were exercised, for a total of $1,257,000. The Company announced on May 21, 1996 that the warrants were extended for a final time, and will expire on June 30, 1997.

Item 7.  Financial Statements

     The Consolidated Financial Statements of Panatech appear in this Report beginning at Page 14.



Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.





                              PART  III


Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16 (a) of the Exchange Act

     The required information is hereby incorporated by reference to the sections entitled "Election of Directors", "Executive Officers", and "Ownership of Common Stock" of the Company's proxy statement for the 1996 Annual Meeting of Shareholders.



Item 10.  Executive Compensation

     The required information is hereby incorporated by reference to the sections entitled "Executive Compensation" and "Election of Directors - Directors' Compensation" of the Company's proxy statement for the 1996 Annual Meeting of Shareholders.



Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     The required information is hereby incorporated by reference to the section entitled "Ownership of Common Stock" of the Company's proxy statement for the 1996 Annual Meeting of Shareholders.



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

  3.1 Articles of Incorporation as amended(1)

  3.2 Bylaws (2)

  4.1 Warrant Agreement dated March 17, 1983 between the Company and U.S. Stock Transfer Corporation (3)

  4.2 Forms of Certificates for Common Stock and Class B Warrants (3)

 10.2* Form of Stock Option Certificate for non-qualified stock options granted to directors (4)

 10.3* Employment Agreement between Panatech Research and Development Corporation and Arthur J. Rosenberg dated March 3, 1994 (5)

 10.4* Employment Agreement between ASM Company and Robert J. Perret, Jr., dated March 3, 1994 (5)

 10.5* Consulting Agreement between Panatech Research & Development Corporation and Paul B. Rosenberg dated September 11, 1992 (6)

 10.7* 1993 Stock Option Plan (7)

 21 Subsidiaries (6)

 23 Consent of Arthur Andersen LLP

 27 Financial Data Schedule (EDGAR filing only)

- - -----------------

     (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1987 (File No. 0-12530).

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1989 (File No. 0-12530).

     (3) Incorporated by reference to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 2-73658) filed March 16, 1983.

     (4) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-33408) filed on April 6, 1990.

     (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995.

     (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1993.

     (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1994.



(b)  Reports on Form 8-K

          None

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Albuquerque, State of New Mexico, on the 7th day of June, 1996.

               PANATECH RESEARCH AND DEVELOPMENT CORPORATION



                          By:  /s/ Arthur J. Rosenberg
                              -----------------------------
                              Arthur J. Rosenberg, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



/s/ Arthur J. Rosenberg       President, Treasurer,
- - -----------------------          and Director         6/7/96
Arthur J. Rosenberg         (Principal Executive and
                                Financial Officer)

/s/ Joseph Elmaleh
- - ------------------            Director                6/7/96
Joseph Elmaleh

/s/Paul B. Rosenberg
- - --------------------          Director and Principal
Paul B. Rosenberg             Accounting Officer      6/7/96

/s/ James T. Stamas
- - --------------------          Director                6/7/96
James T. Stamas

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





The Board of Directors and Shareholders
 of Panatech Research and Development Corporation

     We have audited the accompanying consolidated balance sheet of Panatech Research and Development Corporation and Subsidiary as of March 31, 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Panatech Research and Development Corporation and Subsidiary as of March 31, 1996, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.




                                       ARTHUR ANDERSEN LLP

Albuquerque, New Mexico
May 21, 1996

             PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                    CONSOLIDATED BALANCE SHEET
                           March 31, 1996

                         (000's of dollars)

      ASSETS                                         Notes
                                                     -----
Current Assets
   Cash and cash equivalents                                 $3,046
   Receivables, net of allowance for
    doubtful accounts of $144,000                             2,240
   Inventories                                          2     1,478
   Prepaid expenses                                             136
   Deferred income tax asset                            5       197
                                                              -----
          Total current assets                                7,097

Property, plant and equipment, net                      3       913
Covenants not to compete, net of
  amortization of $1,393,000                                    107
Cost of purchased business in excess of net assets
  acquired, net of amortization of $148,000                     940
Other assets                                                    177
                                                              -----
          Total assets                                       $9,234
                                                              =====
      LIABILITIES
Current liabilities
   Accounts payable                                          $  233
   Income taxes payable                                 5        31
   Accrued payroll and benefits                                 662
   Other accrued expenses                                       524
                                                              -----
           Total liabilities                                  1,450

Commitments and contingencies                           6

      SHAREHOLDERS' EQUITY                              4
Common Stock, par value $.01 per share -
   authorized 20,000,000 shares, issued
   and outstanding 3,987,000                                     40
Additional paid in capital                                    8,951
Accumulated deficit                                          (1,207)
                                                              -----
          Total shareholders' equity                          7,784
                                                              -----
Total liabilities and shareholders' equity                   $9,234
                                                              =====

The accompanying notes are an integral part of these consolidated financial statements.

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                   CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended March 31, 1996 and 1995

               (000's of dollars except per share values)

                                        Notes    1996           1995
                                        -----    ----           ----
Sales                                          $11,325        $10,002
Cost of Sales                                    4,529          4,183
                                                ------          -----
Gross Profit                                     6,796          5,819
Selling, general and
  administrative expenses                        3,800          3,687
Amortization of intangibles                        243            266
                                                 -----          -----
Operating Income                                 2,753          1,866
Other income (expense)
  Interest income                                  138             78
  Interest expense                               (  62)         ( 141)
  Royalty income                                    -             218
                                                 -----          -----
Income before income taxes                       2,829          2,021
Income tax provision                       5    (1,188)        (  899)
                                                 -----          -----
Net Income                                     $ 1,641        $ 1,122
                                                 =====          =====
Earnings per share - primary and fully diluted  $  .41          $ .31
                                                 =====           ====
Weighted average shares outstanding              4,021          3,568
                                                 =====          =====
Dividends per common share                      $ .125          $  -
                                                 =====           ====









The accompanying notes are an integral part of these consolidated financial statements.

               PANATECH RESEARCH AND DEVELOPMENT CORPORATION

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 For the Years Ended March 31, 1996 and 1995

                            (000's of dollars)

                            COMMON STOCK    ADDIT-              TOTAL
                           $.01 Par Value   IONAL    ACCUMU-    SHARE-
                            -------------  PAID-IN    LATED    HOLDERS'
                             Shares  Amt   CAPITAL   DEFICIT    EQUITY
                             ------  ---   -------   -------    ------
Balance, March 31, 1994       3,545  $35   $7,540    ($3,489)   $4,086

Repurchase and cancellation
  of common stock              ( 11)   -     ( 25)        -       ( 25)
Exercise of stock options       158    2      256         -        258
Net income                       -     -        -      1,122     1,122
                              -----   --    -----      -----     -----

Balance, March 31, 1995       3,692  $37   $7,771    ($2,367)   $5,441

Repurchase and cancellation
 of common stock               ( 32)   -     (141)        -       (141)
Exercise of stock options        76    1       66         -         67
Exercise of warrants            251    2    1,255         -      1,257
Cash dividends paid              -     -       -     (   481)   (  481)
Net income                       -     -       -       1,641     1,641
                              -----   --    -----      -----     -----

Balance, March 31, 1996       3,987  $40   $8,951    ($1,207)   $7,784
                              =====   ==    =====      =====     =====









The accompanying notes are an integral part of these consolidated financial statements.

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the Years Ended March 31, 1996 and 1995

                         (000's of dollars)

                                                    1996         1995
                                                    ----         ----
Cash from operations
  Net income                                      $1,641       $1,122
  Adjustments to reconcile net income to
   net cash provided by operations -
    Provision for uncollectible accounts              67           98
    Amortization                                     243          266
    Depreciation                                     158          133
  Changes in current assets and liabilities
   (Increase) decrease in receivables                 36       (1,082)
   (Increase) in inventories                        (591)        (178)
   (Increase) decrease in prepaid expenses          ( 11)         122
   (Increase) in deferred tax asset                 ( 71)        ( 88)
   Increase (decrease) in accounts payable
     and other accrued expenses                      364         ( 57)
   Increase (decrease) in income taxes payable      (765)         671
  (Increase) in other assets                         (33)        ( 35)
                                                   -----        -----
Net cash provided by operations                    1,038          972

Cash flow from investing activities
  Capital expenditures                              (546)        (198)

Cash flow from financing activities
  Payment of note payable                         (1,050)        (750)
  Exercise of stock options                           67          258
  Exercise of warrants                             1,257           -
  Purchase and cancellation of common stock       (  141)        ( 25)
  Dividends paid to shareholders                  (  481)          -
                                                   -----        -----
      Cash used by financing activities           (  348)        (517)

Net increase in cash                                 144          257
Beginning balance, cash and cash equivalents       2,902        2,645
                                                   -----        -----
Ending balance - cash and cash equivalents        $3,046       $2,902
                                                   =====        =====
Supplemental information
  Interest paid                                   $   32       $  116
  Taxes paid                                      $2,066       $  285
                                                   =====          ===

The accompanying notes are an integral part of these consolidated financial statements.

            PANATECH RESEARCH AND DEVELOPMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business and Significant Accounting Policies:

     Nature of Business
          Panatech Research and Development Corporation ("Panatech" or the "Company") was incorporated in Nevada in 1981. Panatech conducts its business principally through a wholly owned subsidiary, ASM
Company, Inc. ("ASM"). ASM, which was acquired by the Company in 1989, manufactures and sells precision engineered accessories for high pressure, airless paint spraying equipment used by industrial, commercial and residential paint contractors.

     Principles of Consolidation
          The consolidated financial statements include the accounts of Panatech Research and Development Corporation ("Panatech" or the "Company") and its wholly-owned subsidiary, ASM Company, Inc. ("ASM"). All material intercompany balances and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

            PANATECH RESEARCH AND DEVELOPMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

1. Nature of Business and Significant Accounting Policies, (continued:)

     Amortization
          The Company amortizes covenants not-to-compete over seven years, the life of the covenant, and cost of purchased business in excess of net assets acquired over forty years. These assets were valued at estimated fair value at date of acquisition, and are amortized on a straight line basis. At each quarter end, management assesses the performance, growth and market and competitive outlook of the business acquired to determine if there has been any permanent impairment. As a result of this assessment, management has determined that the recorded value of these assets is not impaired.

          In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" (SFAS No. 121). The provisions of SFAS No. 121 must be implemented by the Company in fiscal 1997. The Company believes that its current impairment policy is substantially similar to SFAS No. 121 and, accordingly, the adoption of SFAS No. 121 is not currently expected to have a significant effect on the Company's financial position or results of operations when adopted.

Revenue Recognition and Customer Rebates

           The Company recognizes revenue upon delivery of goods and accrues sales rebates based on current sales. The sales rebates are applied to customers' sales in the following calendar year.

     Concentration of Credit Risk
           The Company sells its products to customers throughout the United States (87% of fiscal 1996 sales) and foreign customers (13% of fiscal 1996 sales). Over the past three years, the Company's uncollectible accounts have been less than 0.3% of sales and the Company has no reason to believe that its receivables will not be collected in the normal course of business. Sales are typically on credit terms of sixty days. At March 31, 1996, approximately 54% of its accounts receivable was related to three customers, all of whom have historically had good payment records, are of substantial size and financial strength and of good reputation. During the year ended March 31, 1996, sales to each of the Company's three largest customers were between 12-35% of total sales.

             The Company maintains excess cash balances in money market and cash accounts with several major financial institutions, and has not experienced any losses on its money market and cash investments.

            PANATECH RESEARCH AND DEVELOPMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

1. Nature of Business and Significant Accounting Policies, (continued:)

     Research and Development Costs
             The Company charges research and development costs to expense when incurred. In 1996 and 1995, the Company incurred approximately $173,000 and $108,000, respectively, of research and development costs. These amounts are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

Income Taxes
           The Company and its subsidiary file a consolidated Federal income tax return. In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (ABP Opinion No. 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of temporary differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

     Income Per Share
           Income per share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, including common stock equivalents for outstanding stock options and Class B Warrants, where not antidilutive.

           The calculation of shares outstanding for primary earnings per share is as follows:

                                                 1996           1995
                                                 ----           ----
   Weighted average shares outstanding
      during the year                         3,837,300      3,568,000
   Common stock equivalents for
      outstanding options                       121,300             -
   Common stock equivalents for
      outstanding warrants                       62,400             -
                                              ---------      ---------
                                              4,021,000      3,568,000

         The calculation for shares outstanding for computing fully diluted earnings produced immaterial differences in earnings per share for both years.

            PANATECH RESEARCH AND DEVELOPMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Continued)

1. Nature of Business and Significant Accounting Policies, (continued:)

     Fair Value of Financial Instruments
           The carrying amounts of cash and cash equivalents, receivables, accounts payable and other accrued expenses approximate fair value due to the short-term maturity of those instruments.

2.  Inventories

      The components of inventories at March 31, 1996 are as follows:

     Raw materials                               $989,000
     Work in process                              166,000
     Finished goods                               323,000
                                                ---------
         Total                                 $1,478,000

3.  Property, Plant and Equipment

      Property, plant and equipment consist of the following at March
31, 1996:

     Leasehold improvements                     $  10,000
     Machinery and equipment                      908,000
     Office furniture & equipment                 276,000
     Vehicles                                      82,000
                                                ---------
                                                1,276,000
     Construction in Progress                     347,000
                                                ---------
                                                1,623,000
           Less: Accumulated depreciation        (710,000)
                                                ---------
       Property, plant and equipment, net        $913,000


4.  Capital Stock

     At March 31, 1996, there were outstanding Class B warrants for the purchase of 622,375 shares of the Company's common stock at $5.00 per share. During the year ended March 31, 1996, 251,325 such warrants were exercised to purchase common stock at $5.00 per share, for a total of $1,257,000. No warrants were exercised in 1995. The Company announced on May 21, 1996 that the warrants were extended for a final time, and will expire on June 30, 1997.

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


4.  Capital Stock (continued)

     On August 16, 1993, the Company's shareholders approved the 1993 Stock Option Plan which authorizes the granting of incentive and non-qualified options to purchase up to 400,000 shares of the Company's common stock to employees, directors, and consultants. The Plan provides that the option price for incentive options shall not be less than fair market value on the date of the grant. The option price for non-qualified options is determined by the Board of Directors on the date of grant.

     The Company also has options outstanding under its 1983 Option Plan, as amended. No further options may be granted under the 1983 Plan.

     Option transactions under the 1983 and 1993 Option plans for the two years ended March 31, 1996 were as follows:

                                          Shares
                                       under option      Price range
                                       ------------      -----------
Outstanding at March 31, 1994            294,000        $.375-$2.625
1995 Activity
  Granted                                 76,500           $2.00
  Canceled                              (  5,000)          $2.625
  Exercised - 1983 Plan                 (158,000)       $.375-$1.50
  Exercised - 1993 Plan                       -
                                         -------        ------------
Outstanding at March 31, 1995            207,500        $.375-$2.625
1996 Activity
  Canceled                              ( 12,000)       $2.00-$2.625
  Exercised - 1983 Plan                 ( 55,000)          $ .375
  Exercised - 1993 Plan                 ( 20,750)       $2.00-$2.625
                                         -------        ------------
Outstanding at March 31, 1996            119,750        $.375-$2.625

Exercisable at March 31, 1996             29,625        $1.75-$2.625

Available for future grant
  at March 31, 1996                      264,500


     In fiscal 1996 and 1995, the Company repurchased in the open market and retired 32,200 and 10,600 shares of its common stock for $141,000 and $25,000, respectively.

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

5.  Income Taxes

The provision (benefit) for income taxes consists of the following for the fiscal years ended March 31:

                                               1996        1995
                                               ----        ----
Current:
     Federal                               $ 979,000   $ 766,000
     State                                   280,000     221,000
                                           ---------     -------
                                           1,259,000     987,000
Deferred
     Federal                                  29,000    (128,000)
     State                                     5,000    ( 55,000)
                                           ---------     -------
                                              34,000    (183,000)
Adjustment to valuation allowance           (105,000)     95,000
                                           ---------     -------
     Total                                $1,188,000    $899,000
                                           =========     =======

The provision for income taxes is reconciled with the Federal statutory rate for the years ended March 31, as follows:

                                           1996               1995
                                        ----------         ----------
                                              Tax                Tax
                                        Tax   Rate         Tax   Rate
                                        ---   ----         ---   ----
Provision computed at federal
  statutory rate                   $ 962,000  34%     $ 687,000  34%
State taxes, net of federal
  tax benefit                        181,000   6%       140,000   7%
Amortization of goodwill              10,000   -         10,000   -%
Adjustment of beginning of year
  valuation allowance                 10,000   -         95,000   5%
Other, net                            25,000   2%       (33,000) (2%)
                                   ---------  --        -------  --
                                 $ 1,188,000  42%      $899,000  44%
                                   =========  ==        =======  ==

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)


5.  Income Taxes (continued):

     Components of the net deferred income tax asset at March 31, are as follows:

                                             1996             1995
                                             ----             ----
Deferred income tax assets:
  Deferred compensation, bonus,
     and vacation liability                $200,000        $207,000
  Liability reserves for
     warranties and rebates                  42,000          29,000
  Deferred acquisition cost                   7,000          16,000
  Inventory capitalization                  115,000          58,000
  Bad debt reserves                          57,000          39,000
  Capital loss carryforward                 341,000         436,000
                                            -------         -------
          Total                             762,000         785,000

Deferred income tax liabilities:
  Depreciation and amortization             (54,000)       ( 43,000)
                                            -------         -------
          Total                             (54,000)       ( 43,000)

Net deferred tax asset before
   valuation allowance                      708,000         742,000

Valuation allowance                        (511,000)       (616,000)
                                            -------         -------
Net deferred income tax asset              $197,000        $126,000
                                            =======         =======

     The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings, the Company's liquidity, and equity positions. Deferred tax assets can only be realized to the extent the Company generates taxable income in future periods.

     In the current year, the Company recognized the expiration of $95,000 of capital loss carryforward previously recognized as a deferred tax asset. This capital loss carryforward reduction was offset by a corresponding decrease in the valuation allowance. The remaining capital loss carryforward of $341,000 expires in 1997. The Company anticipates that, if not utilized, this amount will be offset by a further reduction in the valuation allowance.

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6.  Commitments and Contingencies

     ASM leases a facility under a renewable operating lease. At March 31, 1996, future minimum rental payments are as follows: year ended March 31, 1997 - $108,000; March 31, 1998 - $54,000.

     Rental expense charged to operations for the years ended March 31, 1996 and 1995 was $108,000 and $115,000, respectively.

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

     The Employment Agreement also provides certain disability income for Dr. Rosenberg should he be unable to perform his duties due to illness or injury. Pursuant to the Employment Agreement, the Company also maintains in force and pays for a universal life insurance policy on Dr. Rosenberg's life in the face amount of $1,000,000, the cash surrender value of which, presently $176,000, remains the property of the Company. The Employment Agreement may be terminated at any time for Good Cause as defined therein and is subject to customary provisions.

     In the current year, ASM entered into a bank revolving credit agreement (the "Agreement") effective November 15, 1995. The Agreement provides for borrowings up to $1,000,000 through October 1, 1997, at which time the Agreement expires. The interest rate on borrowings is based on the bank's reference rate plus 1/2 percentage point (8.25% at March 31, 1996). The Agreement contains various financial covenants, including maintenance of a certain quick ratio, maintenance of certain total liabilities to net worth ratio, positive net income before taxes and extraordinary items, and restrictions on indebtedness. As of March 31, 1996, ASM was in compliance with all financial covenants. Included in cash and cash equivalents is $100,000 of restricted cash which must remain on deposit with the lender for the life of the Agreement. As of March 31, 1996, ASM had no amounts outstanding under the Agreement.

     ASM had an agreement with Dean Warner, former shareholder and chief executive officer of ASM's predecessor, pursuant to which Mr. Warner provided consulting services. Under this agreement which

          PANATECH RESEARCH AND DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

6.     Commitments and Contingencies, (continued):

expired on September 30, 1994, ASM paid Mr. Warner $71,000 in fiscal year 1995. No further amounts are payable to Mr. Warner under the agreement.

     Effective March 31, 1991, the Company sold its former electronic interconnect subsidiary, AIDCO, Inc., to a group of private investors. As part of the purchase price, the investors agreed to pay the Company a royalty of 1.5% of sales for a period of five years. In the year ended March 31, 1995, the Company received $218,000 of royalty income, including a final one-time payment of $120,000.

     The Company is involved in various legal proceedings in the ordinary course of business, but believes that it has sufficient insurance coverage, and that the ultimate outcome of these proceedings will not have a material adverse effect on its financial condition, results of operations, or liquidity.

     In April 1995, the Company's wholly owned subsidiary, ASM Company, Inc. (ASM), filed a lawsuit in the United States District Court for the Central District of California against Titan Tool, Inc.(Titan), claiming that a new product recently introduced into the marketplace by Titan infringed certain patents held by ASM. Thereafter, Titan answered and filed certain cross-claims against ASM. In September 1995, the parties agreed to dismiss all claims against each other for financial damages and to submit all patent issues to final and binding arbitration before a single arbitrator. The arbitration hearing was held in February and March 1996, and the arbitrator's decision is expected to be rendered by the end of June 1996. During the year ended March 31, 1996, the Company incurred $565,000 of legal expenses in connection with this matter. Such amounts are included in selling, general, and administrative expenses.

                             EXHIBIT INDEX


(a) Exhibits [Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*)].

  3.1 Articles of Incorporation as amended(1)

  3.2 Bylaws (2)

  4.1 Warrant Agreement dated March 17, 1983 between the Company and U.S. Stock Transfer Corporation (3)

  4.2 Forms of Certificates for Common Stock and Class B Warrants (3)

 10.2* Form of Stock Option Certificate for non-qualified stock options granted to directors (4)

 10.3* Employment Agreement between Panatech Research and Development Corporation and Arthur J. Rosenberg dated March 3, 1994 (5)

 10.4* Employment Agreement between ASM Company and Robert J. Perret, Jr., dated March 3, 1994 (5)

 10.5* Consulting Agreement between Panatech Research & Development Corporation and Paul B. Rosenberg dated September 11, 1992 (6)

 10.7* 1993 Stock Option Plan (7)

 21 Subsidiaries (6)

 23 Consent of Arthur Andersen LLP

 27 Financial Data Schedule (EDGAR filing only)

- - -----------------

     (1) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1987 (File No. 0-12530).

     (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 1989 (File No. 0-12530).

     (3) Incorporated by reference to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 2-73658) filed March 16, 1983.

     (4) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-33408) filed on April 6, 1990.

     (5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995.

     (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1993.

     (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1994.

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION


                                                            EXHIBIT 23




CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-KSB, into the Company's previously filed Registration Statements on Form S-8 (File No. 33-3855 and No. 33-70798), and Form S-3 (File No. 2-73658).



                                       ARTHUR ANDERSEN LLP



Albuquerque, New Mexico
June 7, 1996