Form 10QSB
period 1996-06-30
PANATECH RESEARCH & DEVELOPMENT CORP
filed 1996-08-14
CIK 354992

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             FORM 10-QSB

/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

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
 Yes   X    No
      ---      ---
indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at August 2, 1996
- -----------------------------           -----------------------------
Common stock, $ .01 par value                     3,975,975

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                    PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets

                                 ASSETS

                                              June 30,     March 31,
                                               1996          1996
                                           ----------     ----------
                                           (unaudited)     (derived
                                                         from audited
                                                          statements)
Current assets
  Cash and cash equivalents               $ 3,015,000    $ 3,046,000
  Accounts receivable, less
    allowances of $144,000 at 6/30/96
     and 3/31/96                            2,010,000      2,240,000
  Inventories:
    Raw materials and supplies              1,152,000        989,000
    Work-in-process                           198,000        166,000
    Finished goods                            332,000        323,000
                                            ---------      ---------
                                            1,682,000      1,478,000
                                            ---------      ---------
  Prepaid expenses                            119,000        136,000
  Deferred income tax asset                   197,000        197,000
                                            ---------      ---------
    Total current assets                    7,023,000      7,097,000

Property, plant and equipment, at cost      1,671,000      1,623,000
  Less: Accumulated depreciation
         and amortization                    (755,000)      (710,000)
                                              -------        -------
    Net property, plant and equipment         916,000        913,000

Covenants not to compete, net                  54,000        107,000
Cost of purchased business in excess
  of net assets acquired, net                 933,000        940,000
Other assets                                  195,000        177,000
                                            ---------      ---------
                                         $  9,121,000    $ 9,234,000
                                            =========      =========

The accompanying notes are an integral part of these financial statements.

        PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                Consolidated Balance Sheets


                LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                              June 30,     March 31,
                                                 1996          1996
                                          -----------      --------
                                           (unaudited)     (derived
                                                        from audited
                                                         statements)
Current liabilities
   Accounts payable                        $  157,000    $  233,000
   Accrued payroll and benefits               621,000       662,000
   Accrued expenses                           319,000       524,000
   Income taxes payable                       254,000        31,000
                                            ---------     ---------
     Total current liabilities              1,351,000     1,450,000
                                            ---------     ---------

Stockholders' investment

   Common stock, par value $.01 per share -
     Authorized - 20,000,000 shares
     Outstanding - 3,975,975 shares at
       at 6/30/96 and 3,987,175 shares
       at 3/31/96                              40,000        40,000
   Premium paid in on common stock          8,913,000     8,951,000
   Accumulated deficit                    ( 1,183,000)  ( 1,207,000)
                                            ---------    ----------
     Total stockholders' investment         7,770,000     7,784,000
                                            ---------     ---------
                                         $  9,121,000   $ 9,234,000
                                            =========     =========







The accompanying notes are an integral part of these financial statements.

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

               Consolidated Statement of Income - (Note 1)

                              (Unaudited)

                                                Three Months Ended
                                                      June 30
                                                ------------------
                                                1996          1995
                                                ----          ----
Net sales                                 $ 2,801,000   $ 3,255,000

Costs and expenses -
   Cost of sales                            1,186,000     1,305,000
   Selling, general, and
     administrative                           850,000       966,000
   Amortization                                61,000        61,000
                                            ---------     ---------
                                            2,097,000     2,332,000
                                            ---------     ---------
Operating income                              704,000       923,000

Other income (expense):
    Interest income                            34,000        29,000
    Interest expense                         ( 10,000)     ( 30,000)
                                             --------      --------
Income before income taxes                    728,000       922,000

Income tax provision                         (305,000)     (391,000)
                                              -------      --------
Net income                                  $ 423,000     $ 531,000
                                              =======       =======

Net income per common share	                $   .10       $   .14
                                                  ===           ===

Average shares outstanding                  4,049,000     3,819,000
                                            =========     =========





The accompanying notes are an integral part of these financial statements.

             PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                 Consolidated Statement of Cash Flows
                       Three months ended June 30
                              (Unaudited)

                                                 1996          1995
                                              -------        -------
Cash from operations:
  Net income                               $  423,000     $  531,000
  Adjustments to reconcile net income
   to net cash from operations
    Amortization                               61,000         61,000
    Depreciation                               44,000         36,000
  Changes in current assets
   and liabilities
    (Increase)/decrease in receivables        230,000      ( 429,000)
    (Increase)/decrease in inventories      ( 204,000)        46,000
     Decrease in prepaid expenses              17,000          7,000
    (Decrease)/increase in accounts payable
       and other accrued expenses           ( 321,000)       312,000
     Increase (decrease) in
       income taxes payable                   223,000       (433,000)
  Increase in other assets                  (  18,000)     (  15,000)
                                              -------        -------
Net cash provided by operations               455,000        116,000

Cash flow from investing activities
   Capital expenditures                     (  48,000)     (  81,000)

Cash flow from financing activities
   Payment of notes payable                        -       ( 275,000)
   Exercise of stock options and warrants       6,000             -
   Purchase and cancellation of stock       (  45,000)            -
   Cash dividends paid                      ( 399,000)     ( 185,000)
                                             --------        -------
   Cash used by financing activities        ( 438,000)     ( 460,000)
                                              -------        -------
Net decrease in cash                        (  31,000)     ( 425,000)
Beginning balance                           3,046,000      2,902,000
                                            ---------      ---------
Ending balance                            $ 3,015,000     $2,477,000
                                            =========      =========
Supplemental information
  Cash paid during the periods for:
    Interest                              $        -       $  23,000
    Taxes                                 $    87,000      $ 825,000
                                              =======        =======

The accompanying notes are an integral part of these financial statements.

             PANATECH RESEARCH AND DEVELOPMENT CORPORATION

               Notes to Consolidated Financial Statements

                              (Unaudited)


(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Panatech as of June 30 and March 31, 1996 and the results of operations and cash flows for the three months ended June 30, 1996 and 1995.

     The accounting policies followed by Panatech are set forth in
Note 1 to the financial statements in the 1996 Panatech Annual Report filed on Form 10-KSB.

     The results of operations for the three-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

(2) Cash Dividend

     In April, 1995, the Board of Directors voted the Company's first cash dividend. The Company's dividend history is as follows:

                                Date Paid   Per share amount
                                ---------   ----------------
                                 May 1995       $ .05
                                 Nov 1995       $ .075
                                 May 1996       $ .10

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Financial Condition

     Panatech's resources, in the opinion of management, are adequate for projected operations and capital spending programs, and the continuation of semi-annual cash dividends which are presently at a rate of approximately $810,000 per year.


Results of Operations

     For the three months ended June 30, 1996, the Company had sales of $2,801,000, a decrease of $454,000, or 14%, from the same quarter a year ago, partially reflecting heavy product shipments in last year's first quarter for initial stocking of a new marketing channel by one of the Company's largest OEM customers. Gross profit was 57.9% of sales compared to 59.9% of sales in last year's first quarter, largely due to the lower volume. Selling, general, and administrative expenses were $850,000, or 30.3% of sales, compared to $966,000, or 29.7% of sales last year, with reductions being made to compensate for lower sales. Operating income was $704,000 compared to $923,000 in the year-earlier quarter, mainly due to the lower gross profit generated by sales.

     Interest income was $34,000 compared to $29,000 last year principally due to higher levels of investment in the money markets. Interest expense was $10,000 compared to $30,000 in last year's first quarter mainly due to the payment last year of the outstanding balance of long-term debt.

     Income before income taxes declined from $922,000 to $728,000. Provision for income taxes was $305,000 compared to $391,000 last year. Therefore, net income was $423,000, or $.10 per share compared to $531,000, or $.14 per share, last year. In 1996, average shares outstanding were 4,049,000 shares compared to 3,819,000 last year, with the increase mainly due to the exercise of warrants in the second and third quarters of last year.

     See Part II. Other Information, Item 1. Legal Proceedings, on the following page for a description of an arbitration hearing wich could have an effect on the Company's future performance.

            PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                     PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

     On April 10, 1995, the Company's wholly owned operating subsidiary, ASM Company, Inc. ("ASM") filed a complaint against Titan Tool, Inc. ("Titan"), in the United States District Court for the Central District of California, alleging that a new product recently introduced by Titan infringes three patents relating to ASM's primary product, the ZIP-TIP. In September 1995, the parties agreed to dismiss all claims against each other for financial damages and to submit all patent issues to final and binding arbitration before a single arbitrator. The arbitration hearing was held in February and March 1996, and the arbitrator's decision, which was originally expected to be rendered by the end of June 1996, is now expected to be given by the end of August 1996.

     The Company believes that an adverse result of this arbitration could significantly affect its plans to build market share for this product line over the next three to five years.


Item 6. Exhibits and Reports on Form 8-K

    (a)   Exhibits filed with this report.

            11  Calculation of income per share
            27  Financial Data Schedule (EDGAR filing only)

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

                        PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                                     by:   /s/ Arthur J. Rosenberg
                                         ---------------------------
Date: August 14, 1996                       Arthur J. Rosenberg
                                       President and Chief Financial
                                                 Officer

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                                                       Exhibit 11

          Calculation of Average Shares Outstanding


Three months ended June 30, 1996

Shares issued and outstanding - beginning              3,987,175
Average shares issued during quarter for
   exercised options                                         363
Average shares repurchased                             (  13,000)
                                                       ---------
Total                                                  3,974,538

Average bid price of stock
  during quarter                       $  4.756

Options outstanding                     131,250
Proceeds if all exercised             $ 269,188
Shares "purchased" at
  average market price                  (56,602)
Additional shares                       -------           74,648

Warrants outstanding                    622,375
Proceeds if all exercised
  at $5.00 per share                        n/a
Shares "purchased" at
  average market price                      n/a)
Additional shares                       -------              n/a
                                                        ---------
Average common and common equivalent shares            4,049,186

  Rounding                                              (    186)
                                                       ---------
Average shares for 3 months ended June 30, 1996        4,049,000

Average shares for 3 months ended June 30, 1995        3,819,000





Fully diluted shares outstanding are not materially different than shares shown in above calculations.