Form 10QSB
period 1996-09-30
PANATECH RESEARCH & DEVELOPMENT CORP
filed 1996-11-12
CIK 354992

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             FORM 10-QSB

/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

/   /   TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________


Commission File Number 0-12530
                       -------

            PANATECH RESEARCH AND DEVELOPMENT CORPORATION
            ---------------------------------------------
        (Exact name of registrant as specified in its charter)

         Nevada                                      95-3615472
------------------------------                 ----------------------
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
 Yes   X    No
      ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                        Outstanding at November 4, 1996
-----------------------------         -------------------------------
Common stock, $ .01 par value                     3,979,375

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                    PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets

                                 ASSETS

                                              Sept 30,     March 31,
                                                 1996          1996
                                           ----------     ----------
                                           (unaudited)     (derived
Current assets:                                          from audited
                                                          statements)
  Cash and cash equivalents               $ 3,012,000    $ 3,046,000
  Accounts receivable, less
    allowances of $144,000 at 9/30/96
     and 3/31/96                            2,194,000      2,240,000
  Inventories:
    Raw materials and supplies              1,212,000        989,000
    Work-in-process                           209,000        166,000
    Finished goods                            256,000        323,000
                                            ---------      ---------
                                            1,677,000      1,478,000
                                            ---------      ---------
  Prepaid expenses                            116,000        136,000
  Deferred income tax asset                   197,000        197,000
                                            ---------      ---------
    Total current assets                    7,196,000      7,097,000

Property, plant and equipment, at cost      1,699,000      1,623,000
  Less: Accumulated depreciation
         and amortization                    (811,000)      (710,000)
                                              -------        -------
    Net property, plant and equipment         888,000        913,000

Covenants not to compete, net                      -         107,000
Cost of purchased business in excess
  of net assets acquired, net                 926,000        940,000
Other assets                                  195,000        177,000
                                            ---------      ---------
                                         $  9,205,000    $ 9,234,000
                                            =========      =========


The accompanying notes are an integral part of these financial statements.

             PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                     Consolidated Balance Sheets


                LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                             Sept. 30,     March 31,
                                                 1996          1996
                                          -----------      --------
                                           (unaudited)     (derived
Current liabilities                                     from audited
                                                         statements)
   Accounts payable                        $  146,000    $  233,000
   Accrued payroll and benefits               382,000       662,000
   Accrued expenses                           303,000       524,000
   Income taxes payable                        22,000        31,000
                                            ---------     ---------
     Total current liabilities                853,000     1,450,000
                                            ---------     ---------

Stockholders' investment

   Common stock, par value $.01 per share -
     Authorized - 20,000,000 shares
     Outstanding - 3,982,375 shares at
       at 9/30/96 and 3,987,175 shares
       at 3/31/96                              40,000        40,000
   Premium paid in on common stock          8,922,000     8,951,000
   Accumulated deficit                     (  610,000)  ( 1,207,000)
                                            ---------    ----------
     Total stockholders' investment         8,352,000     7,784,000
                                            ---------     ---------
                                         $  9,205,000   $ 9,234,000
                                            =========     =========









The accompanying notes are an integral part of these financial statements.

             PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                    Consolidated Statement of Income
           (in thousands of dollars except per share data)
                               (Unaudited)

                          Three Months Ended    Six Months Ended
                             September 30         September 30
                          ------------------    ----------------
                             1996     1995        1996     1995
                             ----     ----        ----     ----
Net sales                  $3,158  $ 3,026     $ 5,959  $ 6,281

Costs and expenses -
   Cost of sales            1,265    1,295       2,451    2,600
   Selling, general,
     and administrative       872      854       1,722    1,820
   Amortization                60       60         121      121
                            -----    -----       -----    -----
                            2,197    2,209       4,294    4,541
                            -----    -----       -----    -----
Operating income              961      817       1,665    1,740

Other income (expense):
    Interest income            31       30          65       59
    Interest expense         ( 10)    ( 16)       ( 20)    ( 46)
    Other income               -        -           -
                            -----    -----       -----    -----
Income before
  income taxes                982      831       1,710    1,753

Income tax provision         (409)    (337)      ( 714)   ( 728)
                            -----    -----        -----   -----
Net income                  $ 572    $ 494      $  996   $1,025
                            =====    =====       =====    =====

Net income per
  common share	             $ .14    $ .12       $ .25    $ .26
                             ====     ====        ====     ====

Average shares
  outstanding               4,061    4,190       4,055    4,005
                            =====    =====       =====    =====



The accompanying notes are an integral part of these financial statements.

          PANATECH RESEARCH AND DEVELOPMENT CORPORATION
             Consolidated Statement of Cash Flows
                         (Unaudited)

                                           Six months ended
                                              September 30,
                                            -----------------
                                            1996         1995
                                          -------       -------
Cash from operations:
  Net income                           $  996,000   $1,025,000
  Adjustments to reconcile net income
   to net cash from operations
    Amortization                          121,000      121,000
    Depreciation                          101,000       77,000
  Changes in current assets
      and liabilities
     Decrease in receivables               46,000      313,000
    (Increase) in inventories           ( 199,000)   ( 156,000)
    (Increase) decrease in
       prepaid expenses                    20,000    (  89,000)
     Increase in accounts payable
       and other accrued expenses       ( 586,000)     241,000
     Increase (decrease) in
       income taxes payable             (   9,000)   ( 710,000)
  Increase in other assets              (  18,000)   (  15,000)
                                          -------      -------
Net cash provided by operations           472,000      857,000
Cash flow from investing activities
   Capital expenditures                (   76,000)   ( 111,000)
Cash flow from financing activities
   Payment of notes payable                    -    (1,050,000)
   Cash dividends paid                 (  399,000)  (  185,000)
   Exercise of warrants and options        14,000    1,202,000
   Purchase and cancellation of stock  (   45,000)          -
                                        ---------     --------
      Total                            (  430,000)   (  33,000)
                                        ---------     --------
Net increase (decrease) in cash        (   34,000)     663,000
Beginning balance                       3,046,000    2,902,000
                                        ---------    ---------
Ending balance                        $ 3,012,000   $3,565,000
                                        =========    =========
Supplemental information
  Cash paid during the periods for:
    Interest                          $        -    $   59,000
    Taxes                             $   727,000    1,439,000
                                        =========    =========

The accompanying notes are an integral part of these financial statements.

             PANATECH RESEARCH AND DEVELOPMENT CORPORATION

               Notes to Consolidated Financial Statements

                              (Unaudited)


(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Panatech as of September 30, and March 31, 1996 and the results of operations and cash flows for the six months ended September 30, 1996 and 1995.

     The accounting policies followed by Panatech are set forth in
Note 1 to the financial statements in the 1996 Panatech Annual Report filed on Form 10-KSB.

     The results of operations for the three-month and six-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


(2) Cash Dividend

     In April, 1995, the Board of Directors voted the Company's first cash dividend. On October 16, 1996, the Board voted a $.10 per share semi-annual dividend to be paid on November 15, 1996 to shareholders of record on October 31, 1996.

     The Company's dividend history is as follows:

                                Date Paid   Per share amount
                                ---------   ----------------
                                 May 1995       $ .05
                                 Nov 1995       $ .075
                                 May 1996       $ .10


(3) Subsequent Event

      On November 5, 1996, the Company entered into a Letter of Intent with Titan Enterprises, Inc. ("Titan") pursuant to which Titan proposes to acquire the Company in a cash merger in which the Company's shareholders would receive $7.00 in cash for each share of the Company's outstanding Common Stock, including shares issuable upon the exercise of stock options and Class B Warrants. The purchase price is subject to reduction if, at closing of the merger, the Company does not have consolidated quick assets of at least

$4,362,000, less up to $225,000 for merger transaction costs. There are currently outstanding 3,979,375 shares of Common Stock, 330,750 shares subject to stock options, and 620,175 shares subject to Class B Warrants.

     Consummation of the merger is subject to, among other conditions, the execution of a definite merger agreement, approval of the merger by the boards of directors of the Company and Titan, approval of the merger by the Company's shareholders, completion of due diligence, receipt of regulatory approvals, and approval of the transaction by the lenders of Titan.

     The Letter of Intent is a preliminary and non-binding understanding between the parties and is not a binding agreement except with respect to confidentiality terms and the payment of a fee to Titan as described below. The Letter of Intent will terminate automatically if a definitive merger agreement is not executed by the parties by November 30, 1996 and may be terminated by either party prior to execution of a definitive agreement.

     Titan will be entitled to a cash payment of $994,843.75 if the Company is sold to a third party unless (i) Titan decides not to conclude the transaction in accordance with the terms and conditions of the Letter of Intent; (ii) Titan's lenders do not approve the transaction; (iii) requisite regulatory approvals are not obtained; or (iv) the closing of the sale of the Company to a third party occurs more than six months after the Company advises Titan that it will not proceed with the proposed merger.

     ASM Company, Inc., the Company's wholly-owned subsidiary ("ASM"), has been involved in an arbitration proceeding with Titan Tool, Inc., a wholly-owned subsidiary of Titan, to resolve a patent infringement lawsuit brought by ASM against Titan. Prior to the receipt of the arbitrator's decision on the patent dispute, the parties entered into settlement discussions which culminated in the execution of the Letter of Intent. If the merger is not consummated and the parties do not agree to settle their dispute, the arbitrator will render his decision.

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations


Financial Condition

     Panatech's resources, in the opinion of management, are adequate for projected operations and capital spending programs, and the continuation of semi-annual cash dividends which are presently at a rate of approximately $796,000 per year.


Results of Operations

     For the three months ended September 30, 1996, the Company had sales of $3,158,000, an increase of $132,000, or 4%, over the same quarter a year ago, reflecting increased product shipments. Gross profit was 59.9% of sales compared to 58.5% of sales in last year's first quarter, largely due to the higher volume. Selling, general, and administrative expenses were $872,000, or 27.6% of sales, compared to $854,000, or 28.2% of sales last year. Operating income was $961,000 compared to $817,000 in the year-earlier quarter, mainly due to the greater gross profit generated by sales.

     Interest income was $31,000 compared to $30,000 last year with similar interest rates available on about the same amount of investment. Income before income taxes rose to $982,000 from $831,000, a gain of 18%. Provision for income taxes was $409,000 compared to $337,000 last year. Therefore, net income was $572,000, or $.14 per share compared to $494,000, or $.12 per share, last year. This was an increase of 16 %. In 1996, average shares outstanding were 4,061,000 shares compared to 4,190,000 last year.

     For the six months ended September 30, 1996, the Company had sales of $5,959,000, a decrease of $322,000, or 5.1%, from the same period a year ago, partially reflecting large stocking orders for a new marketing channel opened by a major OEM customer in the first quarter of the previous fiscal year. Gross profit was 58.9% of sales compared to 59.2% of sales in last year's first quarter, largely due to the lower volume. Selling, general, and administrative expenses were $1,722,000, or 28.9% of sales, compared to $1,820,000, or 29.0%
of sales last year, with reductions being made to compensate for lower sales. Operating income was $1,665,000 compared to $1,740,000 in the year-earlier period, mainly due to the lower gross profit generated by sales.

     Interest income was $65,000 compared to $59,000 last year principally due to higher levels of investment in the money markets.

Interest expense was $20,000 compared to $46,000 in last year's first quarter mainly due to the payment last year of the outstanding balance of long-term debt.

     Income before income taxes declined from $1,753,000 to $1,710,000, a drop of 2.5%. Provision for income taxes was $714,000 compared to $728,000 last year. Therefore, net income was $996,000, or $.25 per share compared to $1,025,000, or $.26 per share, last year. In 1996, average shares outstanding were 4,055,000 shares compared to 4,005,000 last year.

     Note 3 of the Notes to the Consolidated Financial Statements on pages 6 and 7, is hereby incorporated by reference.




                     PART II.    OTHER INFORMATION


Item 1. Legal Proceedings and Item 5. Other Information

     Note 3 of the Notes to the Consolidated Financial Statements on pages 6 and 7, is hereby incorporated by reference.


Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's Annual Shareholders Meeting held on August 15, 1996, the shareholders voted to re-elect as directors for one year terms the following persons: Joseph Elmaleh, with 2,868,593 votes for and 101,130 abstentions; Arthur J. Rosenberg with 2,878,993 votes for and 90,730 abstentions; Paul B. Rosenberg with 2,879,393 votes for and 90,330 abstentions; and James Stamas with 2,879,943 votes for and 90,230 abstentions. The vote for directors represented approximately 72% of the outstanding shares.


Item 6. Exhibits and Reports on Form 8-K

    (a)   Exhibits filed with this report.

            11  Calculation of income per share
            27  Financial Data Schedule (EDGAR filing only)

    (b)   Reports on Form 8-K

            There were no reports on Form 8-K during the quarter for which this report is filed.

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION




                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                                     by:   /s/ Arthur J. Rosenberg
                                         ---------------------------
Date: November 11, 1996                       Arthur J. Rosenberg
                                       President and Chief Financial
                                                 Officer

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                                                       Exhibit 11

          Calculation of Average Shares Outstanding


Three months ended September 30, 1996

Shares issued and outstanding - beginning              3,975,975
Average shares issued during quarter for
   exercised options                                       1,902
Average shares issued during quarter for
   exercised Class B warrants                              1,126
                                                       ---------
Total                                                  3,979,003

Average bid price of stock
  during quarter                    $     4.382

Options outstanding                     330,750
Proceeds if all exercised           $ 1,091,563
Shares "purchased" at
  average market price               (  249,117)
Additional shares                       -------           81,663

Warrants outstanding                    622,375
Proceeds if all exercised
  at $5.00 per share                        n/a
Shares "purchased" at
  average market price                      n/a)
Additional shares                       -------              n/a
                                                        ---------
Average common and common equivalent shares            4,060,636
  Rounding                                                   364
                                                       ---------
Average shares for 3 months ended September 30, 1996   4,061,000
Average shares for 3 months ended June 30, 1996        4,049,000
Average shares for 6 months ended September 30, 1996   4,055,000


Average shares for 3 months ended September 30, 1995   4,190,000
Average shares for 3 months ended June 30, 1995        3,819,000
Average shares for 6 months ended September 30, 1995   4,005,000



Fully diluted shares outstanding are not materially different than shares shown in above calculations.