Form 10QSB
period 1996-12-31
PANATECH RESEARCH & DEVELOPMENT CORP
filed 1997-02-06
CIK 354992

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               -----------------

/   /   TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________


Commission File Number 0-12530
                       -------

                       PANATECH RESEARCH AND DEVELOPMENT CORPORATION
   ------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

         Nevada                                      95-3615472
         ------                                      ----------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                Identification Number)

            P. O. Box 23160 Albuquerque, NM 87192-1160
        ---------------------------------------------------
       (Address of principal executive offices and zip code)

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

         Class                        Outstanding at February 5, 1997
-----------------------------         -------------------------------
Common stock, $ .01 par value                     3,979,375

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                    PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets

                                 ASSETS

                                              Dec. 31,     March 31,
                                                 1996          1996
                                           ----------     ----------
                                           (unaudited)     (derived
Current assets:                                          from audited
                                                          statements)
  Cash and cash equivalents               $ 3,547,000    $ 3,046,000
  Accounts receivable, less
    allowances of $144,000 at 12/31/96
     and 3/31/96                            2,065,000      2,240,000
  Inventories:
    Raw materials and supplies              1,054,000        989,000
    Work-in-process                           133,000        166,000
    Finished goods                            234,000        323,000
                                            ---------      ---------
                                            1,421,000      1,478,000
                                            ---------      ---------
  Prepaid expenses                            246,000        136,000
  Deferred income tax asset                   197,000        197,000
                                            ---------      ---------
    Total current assets                    7,476,000      7,097,000

Property, plant and equipment, at cost      1,642,000      1,623,000
  Less: Accumulated depreciation
         and amortization                    (776,000)      (710,000)
                                              -------        -------
    Net property, plant and equipment         866,000        913,000

Covenants not to compete, net                      -         107,000
Cost of purchased business in excess
  of net assets acquired, net                 919,000        940,000
Other assets                                  214,000        177,000
                                            ---------      ---------
                                         $  9,475,000    $ 9,234,000
                                            =========      =========

The accompanying notes are an integral part of these financial statements.

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                       Consolidated Balance Sheets

                LIABILITIES AND STOCKHOLDERS' INVESTMENT

                                             Dec. 31,     March 31,
                                                 1996          1996
                                          -----------      --------
                                           (unaudited)     (derived
Current liabilities                                     from audited
                                                         statements)
   Accounts payable                        $  156,000    $  233,000
   Accrued payroll and benefits               425,000       662,000
   Accrued expenses                           319,000       524,000
   Income taxes payable                       261,000        31,000
                                            ---------     ---------
     Total current liabilities              1,161,000     1,450,000
                                            ---------     ---------

Stockholders' investment

   Common stock, par value $.01 per share -
     Authorized - 20,000,000 shares
     Outstanding - 3,982,375 shares at
       at 12/31/96 and 3,987,175 shares
       at 3/31/96                              40,000        40,000
   Premium paid in on common stock          8,908,000     8,951,000
   Accumulated deficit                     (  634,000)  ( 1,207,000)
                                            ---------    ----------
     Total stockholders' investment         8,314,000     7,784,000
                                            ---------     ---------
                                         $  9,475,000   $ 9,234,000
                                            =========     =========








The accompanying notes are an integral part of these financial statements.

               PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                    Consolidated Statement of Income
           (in thousands of dollars except per share data)
                               (Unaudited)

                         Three Months Ended    Nine Months Ended
                             December 31          December 31
                          ------------------    ----------------
                             1996     1995        1996     1995
                             ----     ----        ----     ----
Net sales                 $ 2,712  $ 2,390     $ 8,671  $ 8,671

Costs and expenses -
   Cost of sales            1,251    1,046       3,702    3,646
   Selling, general,
     and administrative       868      834       2,590    2,654
   Amortization                 7       61         128      182
                            -----    -----       -----    -----
                            2,126    1,941       6,420    6,482
                            -----    -----       -----    -----
Operating income              586      449       2,251    2,189

Other income (expense):
    Interest income            30       40          95       99
    Interest expense         (  6)    (  9)       ( 26)    ( 55)
                            -----    -----       -----    -----
Income before
  income taxes                610      480       2,320    2,233

Income tax provision         (238)    (195)      ( 952)   ( 923)
                            -----    -----        -----   -----
Net income                  $ 372    $ 285      $1,368   $1,310
                            =====    =====       =====    =====

Net income per
  common share	             $ .09    $ .07       $ .34   $  .33
                             ====     ====        ====     ====

Average shares
  outstanding               4,114    4,073       4,075    4,030
                            =====    =====       =====    =====


The accompanying notes are an integral part of these financial statements.

            PANATECH RESEARCH AND DEVELOPMENT CORPORATION
                Consolidated Statement of Cash Flows
                            (Unaudited)

                                                 Nine months ended
                                                    December 31,
                                                 -----------------
                                                 1996         1995
Cash from operations:
  Net income                                 $1,368,000   $1,310,000
  Adjustments to reconcile net income
   to net cash from operations
    Amortization                                128,000      182,000
    Depreciation                                157,000      115,000
  Changes in current assets
      and liabilities
     Decrease in receivables                    175,000      543,000
    (Increase) decrease in inventories           57,000    ( 267,000)
    (Increase) in prepaid expenses            ( 110,000)   (  32,000)
     Increase (decrease) in accounts payable
       and other accrued expenses               516,000)     119,000
     Increase (decrease) in
       income taxes payable                     230,000    ( 810,000)
  Increase in other assets                    (  37,000)   (  32,000)
                                              ---------    ---------
Net cash provided by operations               1,452,000    1,128,000
Cash flow from investing activities
   Capital expenditures                      (  110,000)   ( 143,000)
Cash flow from financing activities
   Payment of notes payable                          -    (1,050,000)
   Cash dividends paid                       (  798,000)  (  480,000)
   Exercise of warrants                          11,000    1,257,000
   Purchase of treasury stock                (   57,000)   (  94,000)
   Exercise of stock options                      3,000           -
                                              ---------     --------
      Total                                   ( 841,000)   ( 367,000)
                                              ---------     --------
Net increase (decrease) in cash                 501,000      618,000)
Beginning balance                             3,046,000    2,902,000
                                              ---------    ---------
Ending balance                              $ 3,547,000   $3,520,000
                                              =========    =========
Supplemental information
  Cash paid during the periods for:
    Interest                                $        -    $   33,000
    Taxes                                   $   727,000    1,733,000
                                              =========    =========

The accompanying notes are an integral part of these financial statements.

             PANATECH RESEARCH AND DEVELOPMENT CORPORATION

               Notes to Consolidated Financial Statements

                              (Unaudited)


(1) Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Panatech as of December 31, and March 31, 1996 and the results of operations and cash flows for the nine months ended December 31, 1996 and 1995.

     The accounting policies followed by Panatech are set forth in
Note 1 to the financial statements in the 1996 Panatech Annual Report filed on Form 10-KSB.

     The results of operations for the three-month and nine-month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


(2) Cash Dividend

     In April, 1995, the Board of Directors voted the Company's first cash dividend. On October 16, 1996, the Board voted a $.10 per share semi-annual dividend which was paid on November 15, 1996 to shareholders of record on October 31, 1996.

     The Company's dividend history is as follows:

                                Date Paid   Per share amount
                                ---------   ----------------
                                 May 1995       $ .05
                                 Nov 1995       $ .075
                                 May 1996       $ .10
                                 Nov 1996       $ .10


(3) Merger Agreement

      On December 6, 1996, the Company entered into an Agreement and Plan of Merger with Titan Enterprises, Inc., a Delaware corporation ("Titan") and Panatech Acquisition Corporation, a Nevada corporation and wholly owned subsidiary of Titan ("Merger Sub") (the Merger Agreement), pursuant to which, and subject to satisfaction of the conditions set forth therein, (i) Merger Sub will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation, (ii) the Company will become a wholly owned subsidiary of Titan, and (iii) each outstanding share of the Company's common stock (other than shares owned by Titan, Merger Sub or subsidiaries of the Company, if any, which shares will be canceled) will be converted, upon the effectiveness of the Merger, into the right to receive $7.00 in cash per share, without interest, subject to reduction if the Company does not have Quick Assets (Cash, plus accounts receivable, less current liabilities) of at least $4,362,000, less up to $225,000 of Merger transaction costs, at the closing. The Merger Agreement also provides for payment to the holders of the Company's Class B Warrants of an amount equal to the consideration payable per share of common stock less the exercise price per share of the Class B Warrants. Consummation of the Merger is subject to, among other things, approval of the Merger Agreement by the Company's shareholders and regulatory approvals. If the Merger Agreement is terminated under certain circumstances relating to an acquisition of the Company by a third party, the Company has agreed to pay Titan a fee equal to $994,844.

     In April 1995, ASM Company, Inc., the Company's wholly-owned subsidiary ("ASM"), filed a lawsuit in the United States District Court for the Central District of California against Titan Tool, Inc., (a wholly-owned subsidiary of Titan), claiming that a new product recently introduced into the marketplace by Titan Tool infringes three patents relating to ASM's primary product, the ZIP-TIP. Thereafter, Titan Tool answered and filed certain cross-claims against ASM. In September 1995, the parties agreed to dismiss all claims against each other for financial damages and to submit all patent issues to final and binding arbitration before a single arbitrator. The arbitration hearing was held in February and March 1996. Prior to receipt of the arbitrator's decision on the patent dispute, the parties entered into settlement discussions which culminated in the execution of the Merger Agreement.

     If the Merger is not consummated and the parties do not agree to settle their dispute, the arbitrator will render his decision. The Company believes that an adverse result in this arbitration could adversely affect its plans to build market share for this product line over the next three to five years because it will face direct competition on its primary product line from Titan Tool and others who have substantially greater market share and resources than does the Company.

              PANATECH RESEARCH AND DEVELOPMENT CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations


Financial Condition

     Panatech's resources, in the opinion of management, are adequate for projected operations and capital spending programs.


Results of Operations

     For the three months ended December 31, 1996, the Company had sales of $3,158,000, an increase of $322,000, or 13%, over the same quarter a year ago, reflecting increased product shipments. Gross profit was 53.9% of sales compared to 56.2% of sales in last year's first quarter, largely due sales mix. Selling, general, and administrative expenses were $868,000, or 32% of sales, compared to $834,000, or 34.9% of sales last year. Operating income was $586,000 compared to $449,000 in the year-earlier quarter, an increase of $137,000, or 30%, mainly due to the greater gross profit generated by increased sales. Expenses in the amount of $156,0000 incurred in connection with the proposed Merger with Titan Industries have been capitalized as a Prepaid Expense on the Company's Balance Sheet at December 31, 1996.

     Interest income was $30,000 compared to $40,000 last year due to lower interest rates available for money-market investments. Income before income taxes rose to $610,000 from $480,000, a gain of 27%. Provision for income taxes was $238,000 compared to $195,000 last year. Therefore, net income was $372,000, or $.09 per share compared to $285,000, or $.07 per share, last year. This was an increase of 28 %. In 1996, average shares outstanding were 4,114,000 shares compared to 4,073,000 last year.

     For the nine months ended December 31, 1996, the Company had sales of $8,671,000, unchanged from last year. Sales for the first six months of the present fiscal year had trailed the prior year, but the increase in third quarter sales over the previous year brought total FY 1997 sales up to last year's level. Gross profit was 57.3% of sales compared to 58.4% of sales in last year's first nine months, largely due to sales mix. Selling, general, and administrative expenses were $2,590,000, or 29.9% of sales, compared to $2,654,000, or 30.6% of sales last year. Operating income was $2,251,000 compared to $2,189,000 in the year-earlier period, mainly due to lower operating expenses in the period.

     Interest income was $95,000 compared to $99,000 last year.
Interest expense was $26,000 compared to $55,000 in last year's first nine months mainly due to the payment last year of the outstanding balance of long-term debt.

     Income before income taxes increased from $2,233,000 to $2,320,000, a gain of 3.9%. Provision for income taxes was $952,000 compared to $923,000 last year. Therefore, net income was $1,368,000, or $.34 per share compared to $1,310,000, or $.33 per share, last year. In 1996, average shares outstanding were 4,075,000 shares compared to 4,030,000 last year.

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

            11  Calculation of income per share
            27  Financial Data Schedule (EDGAR filing only)

    (b)   Reports on Form 8-K

            A Form 8-K dated December 6, 1996 was filed during the quarter for which this report is filed to report on Item 5. Other Events.

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION




                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                                     by:   /s/ Arthur J. Rosenberg
                                         ---------------------------
Date: February 6, 1997                       Arthur J. Rosenberg
                                       President and Chief Financial
                                                 Officer

           PANATECH RESEARCH AND DEVELOPMENT CORPORATION

                                                           Exhibit 11

              Calculation of Average Shares Outstanding


Three months ended September 30, 1996

Shares issued and outstanding - beginning              3,982,375
Average shares purchased during quarter               (    3,000)
                                                       ---------
Total                                                  3,979,375

Average bid price of stock
  during quarter                    $     5.574

Options outstanding                     330,750
Proceeds if all exercised           $ 1,091,563
Shares "purchased" at
  average market price               (  195,847)
Additional shares                       -------          134,903

Warrants outstanding                    622,375
Proceeds if all exercised
  at $5.00 per share                        n/a
Shares "purchased" at
  average market price                      n/a)
Additional shares                       -------              n/a
                                                        ---------
Average common and common equivalent shares            4,114,278
  Rounding                                            (      278)
                                                       ---------
Average shares for 3 months ended December 31, 1996    4,114,000
Average shares for 3 months ended September 30, 1996   4,061,000
Average shares for 3 months ended June 30, 1996        4,049,000

Average shares for 9 months ended December 31, 1996    4,075,000


Average shares for 3 months ended December 31, 1995    4,073,000
Average shares for 3 months ended September 30, 1995   4,190,000
Average shares for 3 months ended June 30, 1995        3,819,000

Average shares for 9 months ended December 31, 1995    4,030,000



Fully diluted shares outstanding are not materially different than shares shown in above calculations.